Form 10-Q
period 2010-06-30
FedFirst Financial Corp
filed 2010-08-16
CIK 1486058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-165437

FEDFIRST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	80-0578993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Donner at Sixth Street, Monessen, Pennsylvania	15062
(Address of principal executive offices)	(Zip Code)

(724) 684-6800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of August 16, 2010, the issuer had no shares of $0.01 par value common stock outstanding.

EXPLANATORY NOTE

FedFirst Financial Corporation, a Maryland corporation (the “Registrant”), was organized by FedFirst Financial Corporation, a federal corporation (“FedFirst Financial”) and the current mid-tier holding company for First Federal Savings Bank (the “Bank”) to facilitate the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure (the “Conversion”). Upon consummation of the Conversion the Registrant will become the holding company for the Bank and will own all of the issued and outstanding shares of the Bank’s common stock. As part of the Conversion, shares of the Registrant’s common stock will be issued and sold in an offering to certain depositors of the Bank and others and will also be issued in exchange for the currently issued and outstanding shares of FedFirst Financial Corporation, held by persons other than FedFirst Financial Mutual Holding Company. The Registrant filed a registration statement on Form S-1 (File No. 333-165437) with the Securities and Exchange Commission (the “SEC”) on March 12, 2010, which was declared effective by the SEC on May 14, 2010. The transactions contemplated by the Plan of Conversion were conditionally approved by the Office of Thrift Supervision on May 14, 2010 and were approved by the shareholders of FedFirst Financial and members of FedFirst Financial Mutual Holding Company on June 28, 2010.

The information in this report is for FedFirst Financial. Separate financial statements for the Registrant have not been included in this report because the Registrant, which has not issued any shares and has engaged only in organizational activities to date, has no significant assets, contingent or other liabilities, revenues or expenses.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2010	2009
(Dollars in thousands, except share data)	(UNAUDITED)
Assets:

Cash and cash equivalents:
Cash and due from banks	$1,707	$1,545
Interest-earning deposits	20,010	5,951
Total cash and cash equivalents	21,717	7,496

Securities available-for-sale	73,367	79,559
Loans, net	234,782	240,387
Federal Home Loan Bank ("FHLB") stock, at cost	6,901	6,901
Accrued interest receivable - loans	1,082	1,133
Accrued interest receivable - securities	395	423
Premises and equipment, net	2,426	2,411
Bank-owned life insurance	7,855	7,714
Goodwill	1,080	1,080
Real estate owned	1,166	419
Deferred tax assets	2,968	3,487
Other assets	2,458	2,283
Total assets	$356,197	$353,293

Liabilities and Stockholders' Equity:

Deposits:
Noninterest-bearing	14,918	15,963
Interest-bearing	194,405	177,618
Total deposits	209,323	193,581

Borrowings	93,943	112,511
Advance payments by borrowers for taxes and insurance	730	475
Advance payments for stock subscriptions	4,435	-
Accrued interest payable - deposits	338	376
Accrued interest payable - borrowings	404	460
Other liabilities	2,988	3,447
Total liabilities	312,161	310,850

Stockholders' equity
FedFirst Financial Corporation stockholders' equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock $0.01 par value; 20,000,000 shares authorized; 6,707,500 shares
issued and 6,323,772 and 6,326,472 shares outstanding	67	67
Additional paid-in-capital	29,683	29,558
Retained earnings - substantially restricted	18,288	17,619
Accumulated other comprehensive income (loss), net of deferred taxes
(benefit) of $451 and $(25)	699	(39)
Unearned Employee Stock Ownership Plan ("ESOP")	(1,642)	(1,728)
Common stock held in treasury, at cost (383,728 and 381,028 shares)	(3,133)	(3,113)
Total FedFirst Financial Corporation stockholders' equity	43,962	42,364
Noncontrolling interest in subsidiary	74	79
Total stockholders' equity	44,036	42,443
Total liabilities and stockholders' equity	$356,197	$353,293

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009

Interest income:
Loans	$3,362	$3,377	$6,775	$6,732
Securities	865	1,102	1,813	2,311
Other interest-earning assets	6	5	9	11
Total interest income	4,233	4,484	8,597	9,054

Interest expense:
Deposits	889	1,030	1,774	2,154
Borrowings	910	1,188	1,889	2,414
Total interest expense	1,799	2,218	3,663	4,568
Net interest income	2,434	2,266	4,934	4,486

Provision for loan losses	200	230	400	390
Net interest income after provision for loan losses	2,234	2,036	4,534	4,096

Noninterest income:
Fees and service charges	136	134	258	266
Insurance commissions	547	595	1,293	1,296
Income from bank-owned life insurance	70	71	141	145
Net gain (loss) on sales of available-for-sale securities	-	73	(5)	73
Net gain on sales of real estate owned	24	9	10	9
Other	5	5	11	11
Total noninterest income	782	887	1,708	1,800

Noninterest expense:
Compensation and employee benefits	1,480	1,473	2,937	2,922
Occupancy	338	344	716	698
FDIC insurance premiums	84	339	184	348
Data processing	122	110	239	217
Professional services	149	181	317	312
Other	367	364	729	712
Total noninterest expense	2,540	2,811	5,122	5,209

Income before income tax expense and noncontrolling interest in net income of consolidated subsidiary	476	112	1,120	687
Income tax expense	168	45	405	263
Net income before noncontrolling interest in net income of consolidated subsidiary	308	67	715	424
Noncontrolling interest in net income of consolidated subsidiary	13	19	46	57
Net income of FedFirst Financial Corporation	$295	$48	$669	$367
Earnings per share:
Basic and diluted	$0.05	$0.01	$0.11	$0.06
Weighted-average shares outstanding:
Basic and diluted	6,114,800	6,078,615	6,108,151	6,076,000

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED
JUNE 30, 2010 AND 2009 (UNAUDITED)

				Accumulated		Common
		Additional		Other		Stock	Noncontrolling	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Held in	Interest in	Stockholders'	Comprehensive
(Dollars in thousands)	Stock	Capital	Earnings	Loss	ESOP	Treasury	Subsidiary	Equity	Income
Balance at January 1, 2009	$67	$29,291	$15,930	$(1,111)	$(1,901)	$(2,955)	$103	$39,424
Cumulative effect adjustment as of April 1, 2009 for the noncredit- related portion of other-than- temporary impairment losses previously recognized in earnings, net of tax of $(584)	-	-	1,132	(1,132)	-	-	-	-
Comprehensive income (loss):
Net income	-	-	367	-	-	-	57	424	$424
Unrealized gain on securities available-for-sale, net of tax of $393	-	-	-	610	-	-	-	610	610
Reclassification adjustment on sales of securities available-for-sale, net of tax $(11)	-	-	-	(17)	-	-	-	(17)	(17)
Purchase of common stock to be held in treasury (15,000 shares)	-	-	-	-	-	(67)	-	(67)
ESOP shares committed to be released (8,640 shares)	-	(54)	-	-	87	-	-	33
Stock-based compensation expense	-	146	-	-	-	-	-	146
Stock awards forfeited	-	122	-	-	-	(122)	-	-
Distribution to noncontrolling shareholder	-	-	-	-	-	-	(75)	(75)
Total comprehensive income									1,017
Less: Comprehensive income attributable to the noncontrolling interest in subsidiary									57
Comprehensive income attributable to FedFirst Financial Corporation									$960
Balance at June 30, 2009	$67	$29,505	$17,429	$(1,650)	$(1,814)	$(3,144)	$85	$40,478

See Notes to the Unaudited Consolidated Financial Statements.

				Accumulated		Common
		Additional		Other		Stock	Noncontrolling	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Held in	Interest in	Stockholders'	Comprehensive
(Dollars in thousands)	Stock	Capital	Earnings	Gain (Loss)	ESOP	Treasury	Subsidiary	Equity	Income
Balance at January 1, 2010	$67	$29,558	$17,619	$(39)	$(1,728)	$(3,113)	$79	$42,443
Comprehensive income (loss):
Net income	-	-	669	-	-	-	46	715	$715
Unrealized gain on securities available-for-sale, net of tax of $538	-	-	-	834	-	-	-	834	834
Reclassification adjustment on sales of securities available-for- sale, net of tax of $(62)	-	-	-	(96)	-	-	-	(96)	(96)
ESOP shares committed to be released (8,640 shares)	-	(43)	-	-	86	-	-	43
Stock-based compensation expense	-	148	-	-	-	-	-	148
Stock awards forfeited	-	20	-	-	-	(20)	-	-
Distribution to noncontrolling shareholder	-	-	-	-	-	-	(51)	(51)
Total comprehensive income									1,453
Less: Comprehensive income attributable to the noncontrolling interest in subsidiary									46
Comprehensive income attributable to FedFirst Financial Corporation									$1,407
Balance at June 30, 2010	$67	$29,683	$18,288	$699	$(1,642)	$(3,133)	$74	$44,036

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net income of FedFirst Financial Corporation	$669	$367
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest in net income of consolidated subsidiary	46	57
Provision for loan losses	400	390
Depreciation	266	273
Amortization of intangibles	56	23
Net loss (gain) on sales of available-for-sale securities	5	(73)
Net gain on sale of real estate owned	(10)	(9)
Net accretion of security discounts/premiums and loan costs	95	188
Noncash expense for ESOP	43	33
Noncash expense for stock-based compensation	148	146
Increase in bank-owned life insurance	(141)	(145)
(Increase) decrease in other assets	(109)	1,251
Increase (decrease) in other liabilities	3,882	(231)
Net cash provided by operating activities	5,350	2,270

Cash flows from investing activities:
Net loan repayments (originations)	4,188	(6,623)
Proceeds from maturities of and principal repayments of securities available-for-sale	7,419	16,638
Proceeds from sales of securities available-for-sale	8,096	4,094
Purchases of securities available-for-sale	(8,146)	(11,041)
Purchases of premises and equipment	(281)	(178)
Acquisition of Allsurance Insurance Agency	-	(525)
Proceeds from sales of real estate owned	217	18
Net cash provided by investing activities	11,493	2,383

Cash flows from financing activities:
Net decrease in short-term borrowings	(1,800)	(6,000)
Proceeds from long-term borrowings	-	10,000
Repayments of long-term borrowings	(16,768)	(20,143)
Net increase in deposits	15,742	11,120
Increase in advance payments by borrowers for taxes and insurance	255	236
Purchases of common stock held in treasury	-	(67)
Distribution to noncontrolling shareholder	(51)	(75)
Net cash used in financing activities	(2,622)	(4,929)

Net increase (decrease) in cash and cash equivalents	14,221	(276)
Cash and cash equivalents, beginning of period	7,496	7,847
Cash and cash equivalents, end of period	$21,717	$7,571

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings	$3,757	$4,922
Income tax expense	445	135

Real estate acquired in settlement of loans	954	22

See Notes to the Unaudited Consolidated Financial Statements.

Notes to the Unaudited Consolidated Financial Statements

Note 1.  Basis of Presentation/Nature of Operations

The accompanying unaudited Consolidated Financial Statements include the accounts of FedFirst Financial Corporation (“FedFirst Financial” or the “Company”), a federally chartered holding company established in 1999, whose wholly owned subsidiary is First Federal Savings Bank (“First Federal” or the “Bank”), a federally chartered stock savings bank, which owns FedFirst Exchange Corporation (“FFEC”). FFEC has an 80% controlling interest in Exchange Underwriters, Inc. (“Exchange Underwriters”). Exchange Underwriters is a full-service, independent insurance agency that offers property and casualty, commercial liability, surety and other insurance products. The Company is a majority owned subsidiary of FedFirst Financial Mutual Holding Company (“FFMHC”), a federally chartered mutual holding company. FFMHC has virtually no operations and assets other than an investment in the Company, and is not included in these financial statements. All significant intercompany transactions have been eliminated.

First Federal operates as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans as well as a variety of deposit products for individuals and businesses from nine locations in southwestern Pennsylvania. First Federal conducts insurance brokerage activities through Exchange Underwriters. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain items previously reported have been reclassified to conform with the current reporting period’s format. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year or any other interim period. The Company evaluated subsequent events through the date the consolidated financial statements were filed with the Securities and Exchange Commission and incorporated into the consolidated financial statements the effect of all material known events determined by Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events, to be recognizable events.

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for losses on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, evaluation of securities for other-than-temporary impairment including related cash flow projections, goodwill impairment, and the valuation of deferred tax assets.

Note 2.  Recent Accounting Pronouncements

ASU 2010-20 Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update (“ASU”) No. 2010-20, Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires more robust and disaggregated disclosures about the credit quality of the Company’s financing receivables and its allowance for loan losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of the nature of a Company’s credit risk associated with its financing receivables and the Company’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures that relate to information as of the end of a reporting period will be effective for the first interim or annual reporting periods ending on or after December 15, 2010. The disclosures that include information for activity that occurs during a reporting period will be effective for the first interim or annual periods beginning after December 15, 2010. The Company has not yet determined the impact that the adoption of this ASU will have on its financial condition and results of operations.

Note 3.  Securities

The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2010	Cost	Gains	Losses	Value
Government-Sponsored Enterprises	$7,946	$133	$-	$8,079
Municipal bonds	4,013	338	-	4,351
Mortgage-backed	25,721	1,628	1	27,348
REMICs	30,493	1,613	555	31,551
Corporate debt	3,995	-	2,006	1,989
Equities	49	-	-	49
Total securities available-for-sale	$72,217	$3,712	$2,562	$73,367

December 31, 2009
Government-Sponsored Enterprises	$5,954	$15	$224	$5,745
Municipal bonds	4,014	257	-	4,271
Mortgage-backed	35,467	1,476	7	36,936
REMICs	30,144	1,178	857	30,465
Corporate debt	3,995	-	1,902	2,093
Equities	49	-	-	49
Total securities available-for-sale	$79,623	$2,926	$2,990	$79,559

The amortized cost and fair value of securities at June 30, 2010 by contractual maturity were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$-	$-
Due from one to five years	2,014	2,062
Due from five to ten years	15,390	16,016
Due after ten years	54,764	55,240
No scheduled maturity	49	49
Total	$72,217	$73,367

The following table presents gross unrealized losses and fair value of securities aggregated by category and length of time that individual securities have been in a continuous loss position at the dates indicated (dollars in thousands).

	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
June 30, 2010	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Mortgage-backed	1	$9	$1	-	$-	$-	1	$9	$1

REMICs:
Private label issuer:
Prime fixed and adjustable rate	1	359	1	2	470	2	3	829	3
Alt-A fixed rate	3	895	53	4	1,996	485	7	2,891	538
Government-sponsored enterprises	2	913	14	-	-	-	2	913	14
Total REMICs	6	2,167	68	6	2,466	487	12	4,633	555

Corporate debt	-	-	-	3	1,989	2,006	3	1,989	2,006
Total securities temporarily impaired	7	$2,176	$69	9	$4,455	$2,493	16	$6,631	$2,562

	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
December 31, 2009	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Government-sponsored enterprises	1	$2,775	$224	-	$-	$-	1	$2,775	$224

Mortgage-backed	9	2,111	6	1	16	1	10	2,127	7

REMICs:
Private label issuer:
Prime fixed and adjustable rate	-	-	-	3	955	25	3	955	25
Alt-A fixed rate	4	2,010	622	3	2,755	201	7	4,765	823
Government-sponsored enterprises	3	598	7	1	638	2	4	1,236	9
Total REMICs	7	2,608	629	7	4,348	228	14	6,956	857

Corporate debt	-	-	-	3	2,093	1,902	3	2,093	1,902
Total securities temporarily impaired	17	$7,494	$859	11	$6,457	$2,131	28	$13,951	$2,990

The Company reviews its investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer including any specific events that may influence the operations of the issuer, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market.

Private Label – REMICS – The Company invests in and is subject to credit risk related to private label REMICs that are directly supported by underlying mortgage loans. The Company’s private label REMICs are credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses.

At June 30, 2010, the Company had 10 securities with an unrealized loss of $541,000 of which six securities with an unrealized loss of $487,000 were in a loss position for 12 months or greater and the remaining four securities with an unrealized loss of $54,000 were in a loss position for less than 12 months. The securities consist of the following vintages that range from 2003 - 2007 as noted (dollars in thousands):

	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
June 30, 2010	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Vintage
2003	-	$-	$-	2	$470	$2	2	$470	$2
2004	1	359	1	-	-	-	1	359	1
2005	-	-	-	1	316	51	1	316	51
2006	2	431	26	2	1,295	279	4	1,726	305
2007	1	464	27	1	385	155	2	849	182
Total	4	$1,254	$54	6	$2,466	$487	10	$3,720	$541

The vintages for 2006-2007 represent the majority of the unrealized loss in this category. At June 30, 2010, the credit ratings for 2003-2004 vintages were investment grade and 2005-2007 vintages were below investment grade.

The Company determined credit losses by estimating the cash flows of the individual securities based on the collateral (underlying mortgages) and taking into consideration the transaction structure, which includes any subordination or credit enhancements that exist. The model also required estimates/projections of a number of key assumptions, which include prepayment rates, loss severity and default rates.

To determine estimates for the key assumptions we reviewed the historical performance of each security in the context of the uncertain economic environment. Specific details of the collateral (underlying mortgages) and whether there were any characteristics between securities that could provide insight into future performance were evaluated. Our review of historical performance focused on loss severities, default rates, delinquencies and foreclosure percentages. We reviewed the individual securities and the composition of collateral, which included types of loans (fixed, interest only), term (30 year, 10 year interest only), geographic concentrations (California and Florida), loan-to-value ratios (average 70%), and FICO scores (average 700). Based on this information we were able to compile key assumptions and perform cash modeling to determine potential impairment. These assumptions were utilized in determination of credit losses. We understand these are estimates and are highly subjective. If conditions deteriorate, we may incur additional OTTI. The key base assumptions are as follows and represent the ranges utilized for individual securities.

Key Assumptions	Percentage
Conditional prepayment rate	6%
Loss Severity	39 - 63%
Default	5 - 10.5%

Based upon analysis of third party provider reports and review of key assumptions on an individual security basis and the fact that we do not expect to sell these securities and it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost basis, we concluded there is no OTTI on these securities at June 30, 2010.

Corporate Debt – At June 30, 2010, the Company had three securities that were in an unrealized loss position for 12 months or greater at an amount of $2.0 million. These securities consist of two pools of insurance company issued preferred trust obligations. These securities were downgraded from their original rating issuance to below investment grade. The lack of liquidity in the market for this type of security, credit rating downgrades and market uncertainties are factors contributing to the unrealized losses on these securities. The following table provides additional information related to our pooled preferred trust obligations at June 30, 2010 (dollars in thousands):

Pool	Class	Tranche	Amortized Cost	Fair Value	Unrealized Loss	S&P / Fitch Rating	Current Number of Insurance Companies	Total Collateral	Current Deferrals and Defaults	Performing Collateral	Additional Immediate Deferrals / Defaults Before Causing an Interest Shortfall (a)	Additional Immediate Deferrals / Defaults Before Causing a Break in Yield (b)
I-PreTSL I	Mezzanine	B-3	$1,500	$758	$(742)	B+/BB	17	$193,500	$17,500	$176,000	$99,500	$52,500
I-PreTSL II	Mezzanine	B-3	2,495	1,231	(1,264)	B+/BB	29	378,000	-	378,000	153,000	142,000
			$3,995	$1,989	$(2,006)

(a)
A temporary interest shortfall is caused by an amount of deferrals/defaults high enough such that there is insufficient cash flow available to pay current interest on the given tranche or by breaching the principal coverage test of the tranche immediately senior to the given tranche. Amounts presented represent additional deferrals/defaults beyond those currently existing that must occur before the security would experience an interest shortfall.

(b)
A break in yield for a given tranche means that deferrals/defaults have reached such a level that the tranche would not receive all of its contractual cash flows (principal and interest) by maturity (so not just a temporary interest shortfall, but an actual loss in yield on the investment). In other words, the magnitude of the defaults/deferrals has depleted all of the credit enhancement (excess interest and over-collateralization) beneath the given tranche. Amounts presented represent additional deferrals/defaults beyond those currently existing that must occur before the security would experience a break in yield.

These securities are evaluated for OTTI by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit-related OTTI exists. Additionally, reports are reviewed that provide information for the amount of deferral/defaults that would have to occur to prevent the tranche from collecting contractual cash flows (principal and interest). None of these securities are projecting a cash flow disruption, nor have any of these securities experienced a cash flow disruption. The Company also reviewed each of the issues’ collateral participants, including their financial condition, ratings provided by A. M. Best (for insurance companies), and adverse conditions specifically related to industry or geographic area. This information did not suggest additional deferrals and defaults in the future that would result in the securities not receiving all of their contractual cash flows. Based on the analysis performed and the fact that the Company does not expect to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company concluded that there is no OTTI on these securities at June 30, 2010.

Other Securities – This category includes Government-Sponsored Enterprises (“GSE”), municipal bonds, mortgage-backed securities and GSE - REMICS. At June 30, 2010, the Company had three securities in a loss position for less than 12 months with a total unrealized loss of $15,000 in these categories including two GSE - REMICs with a total unrealized loss of $14,000 and one mortgage-backed security with an unrealized loss of $1,000. An evaluation of the individual securities was performed whereby we reviewed all credit ratings and noted all remain at investment grade. Additionally, all securities are issued and backed by a Government-Sponsored Enterprise (“FNMA”, “FHLMC”). The Company believes the unrealized losses are due to changes in market interest rates. The Company does not intend to sell the securities and it is more likely than not it will not be required to sell the securities before their recovery. The Company expects to recover the entire amortized cost basis of these securities and concluded that there is no OTTI on these securities at June 30, 2010.

FHLB Stock – The Company is a member of the FHLB of Pittsburgh. As a member, the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements in order to obtain low cost products and services offered by the FHLB. Unlike investment securities, FHLB stock does not provide its holders with an opportunity for appreciation because by regulation FHLB stock can only be purchased, redeemed and transferred at par value. At June 30, 2010 and December 31, 2009, the Company’s FHLB stock totaled $6.9 million.

The Company evaluates impairment in FHLB stock when certain conditions warrant further consideration. The FHLB voluntarily suspended dividend payments on its stock as well as the repurchase of excess stock from members. The FHLB stated that this was due to a reduction in core earnings and concern over the FHLB’s capital position. After evaluating such factors as the capital adequacy of the FHLB, its overall operating performance and the FHLB’s liquidity and funding position, the Company concluded that the par value was ultimately recoverable and no impairment charge was recognized at June 30, 2010.

Note 4.  Loans

The following table sets forth the composition of our loan portfolio at the dates indicated.

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate-mortgage:
One-to-four family residential	$152,788	64.0%	$158,073	64.6%
Multi-family	9,560	4.0	9,991	4.1
Commercial	30,169	12.6	31,405	12.8
Total real estate-mortgage	192,517	80.6	199,469	81.5

Real estate-construction:
Residential	3,026	1.3	3,028	1.2
Commercial	3,080	1.3	2,576	1.1
Total real estate-construction	6,106	2.6	5,604	2.3

Consumer:
Home equity	27,641	11.6	27,090	11.1
Loans on savings accounts	911	0.4	929	0.4
Other	1,226	0.5	1,314	0.5
Total consumer	29,778	12.5	29,333	12.0

Commercial business	10,241	4.3	10,327	4.2
Total loans	$238,642	100.0%	$244,733	100.0%

Net premiums on loans purchased	110		108
Net deferred loan costs	764		829
Loans in process	(2,032)		(2,774)
Allowance for loan losses	(2,702)		(2,509)
Loans, net	$234,782		$240,387

Nonperforming Assets.  The following table provides information with respect to our nonperforming assets at the dates indicated.

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Nonaccrual loans:
Real estate - mortgage	$1,142	$1,096
Consumer	150	135
Total	1,292	1,231

Accruing loans past due 90 days or more	-	-
Total of nonaccrual and 90 days or more past due loans (nonperforming loans)	1,292	1,231
Real estate owned	1,166	419
Total nonperforming assets	$2,458	$1,650

Total nonperforming loans to total loans	0.54%	0.50%
Total nonperforming assets to total assets	0.69	0.47

Included in the $1.1 million in nonaccrual real estate - mortgage loans is one commercial relationship totaling $516,000 that is considered a troubled debt restructuring. This loan was in nonaccrual status before the restructuring occurred. The borrower was given a six month interest-only payment concession in order to assist with repaying their loans.

The following table provides information with respect to the aggregate amounts of our classified and criticized assets at the dates indicated.

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Special mention assets	$1,211	$3,562
Substandard assets	3,682	2,339
Doubtful assets	-	-
Loss assets	-	-
Total classified assets	$4,893	$5,901

Allowance for loan losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. The following table summarizes the activity in the allowance for loan losses for the periods indicated.

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
(Dollars in thousands)	2010	2009	2010	2009	2009
Allowance at beginning of period	$2,617	$1,953	$2,509	$1,806	$1,806
Provision for loan losses	200	230	400	390	1,090
Charge-offs	(115)	(36)	(207)	(50)	(390)
Recoveries	-	-	-	1	3
Net charge-offs	(115)	(36)	(207)	(49)	(387)
Allowance at end of period	$2,702	$2,147	$2,702	$2,147	$2,509

Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a valuation allowance on impaired loans; and (2) a valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Allowance on Impaired Loans. We establish an allowance for loans that are individually evaluated and determined to be impaired. The allowance is determined by utilizing one of the three impairment measurement methods. A loan is impaired when, based upon current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Management performs individual assessments of larger impaired loans to determine the existence of loss exposure and, where applicable, the extent of loss exposure based upon the present value of expected future cash flows available to pay the loan, or based upon the estimated realizable collateral where a loan is collateral dependent. Generally, loans excluded from the individual impairment analysis are collectively evaluated by management to estimate reserves for loan losses inherent in those loans.

Allowance on the Remainder of the Loan Portfolio. We establish another allowance for loans that are not determined to be impaired. Management determines historical loss experience for each group of loans with similar risk characteristics within the portfolio based on loss experience for loans in each group. Loan categories will represent groups of loans with similar risk characteristics and may include types of loans categorized by product, large credit exposures, concentrations, loan grade, or any other characteristic that causes a loan’s risk profile to be similar to another. We currently utilize previous years net charge-off experience by loan category as a basis in determining loss projections. In addition, there are two categories of loans considered to be higher risk concentrations that are evaluated separately when calculating the allowance for loan losses:

•
Loans purchased in the secondary market.  Prior to September 2005, pools of multi-family and one-to-four family residential mortgage loans located in areas outside of our primary geographic lending area in southwestern Pennsylvania were acquired in the secondary market. Although these loans were underwritten to our lending standards, they are considered higher risk given our unfamiliarity with the geographic areas where the properties are located.

•
Home equity loans with a loan-to-value ratio greater than 80%. These loans are considered higher risk given the pressure on property values and reduced credit alternatives available to leveraged borrowers.

We also consider qualitative or environmental factors that are likely to cause estimated credit losses associated with the bank’s existing portfolio to differ from historical loss experience including changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; changes in experience, ability and depth of loan management; changes in the volume and severity of past due loans, nonaccrual loans and adversely graded or classified loans; changes in the quality of the loan review system; changes in the value of underlying collateral for collateral dependent loans; existence of or changes in concentrations of credit; changes in economic or business conditions, and; effect of competition, legal and regulatory requirements on estimated credit losses.

Our historical loss experience and qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in our loan portfolio and economy.

Note 5.  Deposits

The following table sets forth the balances of our deposit products at the dates indicated.

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$14,918	7.1%	$15,963	8.2%
Interest-bearing demand deposits	13,514	6.5	15,214	7.9
Savings accounts	22,411	10.7	21,560	11.1
Money market accounts	60,573	28.9	53,282	27.5
Certificates of deposit	97,907	46.8	87,562	45.3
Total deposits	$209,323	100.0%	$193,581	100.0%

Note 6.  Borrowings

We utilize borrowings as a supplemental source of funds for loans and securities.  The primary source of borrowings are FHLB advances and, to a limited extent, repurchase agreements. Our FHLB advances include fixed rate and convertible select advances. The FHLB convertible select advances are long-term borrowings that have a fixed rate for the first three or five years of the term. After the fixed rate term expires, and quarterly thereafter, the FHLB may convert the advance to an adjustable rate advance at its option. If the advance is converted to an adjustable rate advance, the Bank has the option at the conversion date or on any future quarterly rate reset date to prepay the advance with no prepayment fee. Advances from the FHLB are secured by the Bank’s stock in the FHLB and certain qualifying mortgage-backed securities to the extent that the defined statutory value must be at least equal to the advances outstanding. The following table sets forth borrowings based on their stated maturities and weighted average rates for the periods indicated.

	June 30, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Due in one year or less	$30,668	3.54%	$31,778	3.27%
Due in one to two years	19,248	4.56	20,909	3.58
Due in two to three years	12,894	3.87	22,041	4.53
Due in three to four years	23,133	3.48	19,783	3.68
Due in four to five years	8,000	3.76	18,000	3.41
Total	$93,943	3.80%	$112,511	3.67%

The following table sets forth information concerning our borrowings for the periods indicated.

	Six Months	Year
	Ended	Ended
	June 30,	December 31,
(Dollars in thousands)	2010	2009
Maximum amount outstanding at any month end during the period	$110,456	$127,559
Average amounts outstanding during the period	100,807	118,987
Weighted average rate during the period	3.75%	3.86%

Note 7.  Earnings Per Share

Basic earnings per common share is calculated by dividing FedFirst Financial’s net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. There were no dilution from stock options or awards for the three or six months ended June 30, 2010. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009

Net income of FedFirst Financial Corporation	$295	$48	$669	$367
Weighted-average shares outstanding:
Basic	6,114,800	6,078,615	6,108,151	6,076,000
Effect of dilutive stock options and restrictive stock awards	-	-	-	-
Diluted	6,114,800	6,078,615	6,108,151	6,076,000

Earnings per share:
Basic and diluted	$0.05	$0.01	$0.11	$0.06

Note 8.  Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of June 30, 2010 and December 31, 2009 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to June 30, 2010 and December 31, 2009 may be different than the amounts reported at each period end.

The fair value hierarchy prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1 –	Quoted prices for identical instruments in active markets.

Level 2 –
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are active, and model derived valuations in which significant inputs or significant drivers are observable in active markets.

Level 3 –	Valuations derived from valuation techniques in which one or more significant inputs or significant drivers are unobservable.

The majority of the Company’s securities are included in Level 2 of the fair value hierarchy. Fair values were determined by a third party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. In some instances, the fair value of certain securities cannot be determined using these techniques due to the lack of relevant market data. As such, these securities are valued using an alternative technique and classified within Level 3 of the fair value hierarchy.

At June 30, 2010, Level 3 includes 11 securities with a fair value of $3.4 million. This balance is comprised of eight mortgage-backed securities with a fair value of $1.4 million and three corporate debt securities with a fair value of $2.0 million, which are pooled trust preferred insurance company term obligations. The mortgage-backed securities, which were AAA rated at purchase, do not have an active market and as such the Company has used an alternative method to determine the fair value of these securities. The fair value has been determined using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions. The corporate debt securities, which were rated A at purchase and currently rated B+, could not be priced using quoted market prices, observable market activity or comparable trades, and the financial market was considered not active. The trust preferred market has been severely impacted by the lack of liquidity in the credit markets and concern over the financial services industry. Fair values for trust preferred securities were obtained from pricing sources with reasonable pricing transparency, taking into account other unobservable inputs related to the risks for each issuer. The pooled trust preferred corporate term obligations owned are collateralized by the trust preferred securities of insurance companies in the U.S. There has been little or no active trading in these securities; therefore it was more appropriate to determine fair value using a discounted cash flow analysis. Determining the appropriate discount rate for the discounted cash flow analysis combined current and observable market spreads for comparable structured credit products with specific risks identified within each issue. The observable market spreads incorporated both credit and liquidity premiums.

The following tables set forth the fair value hierarchy of securities at June 30, 2010 and December 31, 2009.

(Dollars in thousands)	June 30, 2010	December 31, 2009
Significant other observable inputs (Level 2)	$70,010	$75,983
Significant unobservable inputs (Level 3)	3,357	3,576
Total securities	$73,367	$79,559

	Significant
	Unobservable Inputs
(Dollars in thousands)	(Level 3)
December 31, 2009	$3,576
Total unrealized losses	(91)
Paydowns and maturities	(128)
June 30, 2010	$3,357

(Dollars in thousands)	June 30, 2010	December 31, 2009
The amount of total unrealized (losses) gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized (losses) gains relating to assets still held at period indicated	$(91)	$591

The fair value of Level 2 securities at June 30, 2010 decreased $6.0 million to $70.0 million compared to $76.0 million at December 31, 2009. The decrease in fair value was primarily due to paydowns. There were no transfers in or transfers out of Level 2 securities.

For financial assets measured at fair value on a nonrecurring basis, the following table sets forth the fair value measurements by fair value hierarchy (dollars in thousands):

Level 2	June 30, 2010	December 31, 2009
Impaired loans	$516	$634
Real estate owned	1,166	419

Certain impaired loans over $250,000 are individually reviewed to determine the amount of each loan that may be at risk of noncollection. When repayment is expected solely from the collateral, the impaired loans are reported at the fair value of the underlying collateral using Level 2 inputs based on property appraisals. The fair value of real estate owned was estimated using Level 2 inputs based on property appraisals less any projected selling costs.

The following presents the fair value of financial instruments. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be sustained by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. In addition, the following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009.

Cash and Cash Equivalents

The carrying amounts approximate the asset’s fair values.

Securities (Including Mortgage-Backed Securities)

The fair value of securities are determined by a third party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates (Level 2). In some instances, the fair value of certain securities cannot be determined using these techniques due to the lack of relevant market data. As such, these securities are valued using an alternative technique and classified within Level 3 of the fair value hierarchy. Alternative techniques include using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions or obtaining fair values from pricing sources with reasonable pricing transparency, taking into account other unobservable inputs related to the risks for each issuer.

Loans

The fair values for residential real estate loans are estimated using discounted cash flow analyses using mortgage commitment rates from either FNMA or FHLMC. The fair values of consumer and commercial business loans are estimated using discounted cash flow analyses, using interest rates reported in various government releases. The fair values of multi-family and commercial real estate loans are estimated using discounted cash flow analysis, using interest rates based on national commitment rates on similar loans.

Federal Home Loan Bank Stock

The carrying amount approximates the asset’s fair value.

Accrued Interest Receivable and Accrued Interest Payable

The fair value of these instruments approximates the carrying value.

Deposits

The fair values disclosed for demand deposits (e.g., savings accounts) are, by definition, equal to the amount payable on demand at the repricing date (i.e., their carrying amounts).  Fair values of certificates of deposits are estimated using a discounted cash flow calculation that applies the FHLB of Pittsburgh advance yield curve to the maturity schedule of the Bank’s certificates of deposit.

Borrowings

The fair value of FHLB advances and repurchase agreements are estimated using a discounted cash flow calculation using the current FHLB advance yield curve. This is the method that the FHLB of Pittsburgh used to determine the cost of terminating the borrowing contract. The FHLB of Pittsburgh issues a valuation report for convertible select advances.

Commitments to Extend Credit

These financial instruments are generally not subject to sale and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure purposes. The contractual amounts of unfunded commitments are presented in the Liquidity and Capital Management section in Part I, Item 2 of this report.

The following table sets forth the carrying amount and estimated fair value of financial instruments.

(Dollars in thousands)	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$21,717	$21,717	$7,496	$7,496
Securities	73,367	73,367	79,559	79,559
Loans, net	234,782	244,863	240,387	246,502
FHLB stock	6,901	6,901	6,901	6,901
Accrued interest receivable	1,477	1,477	1,556	1,556

Financial liabilities:
Deposits	209,323	211,291	193,581	194,814
Borrowings	93,943	97,651	112,511	115,437
Accrued interest payable	742	742	836	836

Note 9.  Subsidiary/Segment Reporting

The consolidated operating results of FedFirst Financial are presented as a single financial services segment. FedFirst Financial is the parent company of the Bank, which owns FFEC. FFEC has an 80% controlling interest in Exchange Underwriters, Inc. Exchange Underwriters, Inc. is managed separately from the banking and related financial services that the Company offers. Exchange Underwriters, Inc. is an independent insurance agency that offers property and casualty, life, health, commercial general liability, surety and other insurance products. Following is a table of selected financial data for the Company's subsidiaries and consolidated results for the dates indicated.

(Dollars in thousands)	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated

June 30, 2010
Assets	$355,746	$1,254	$46,932	$(47,735)	$356,197
Liabilities	317,151	550	4,453	(9,993)	312,161
Stockholders' equity	38,595	704	42,479	(37,742)	44,036

December 31, 2009
Assets	$353,397	$1,511	$42,392	$(44,007)	$353,293
Liabilities	316,280	783	28	(6,241)	310,850
Stockholders' equity	37,117	728	42,364	(37,766)	42,443

Three Months Ended June 30, 2010
Total interest income	$4,231	$2	$28	$(28)	$4,233
Total interest expense	1,827	-	-	(28)	1,799
Net interest income	2,404	2	28	-	2,434
Provision for loan losses	200	-	-	-	200
Net interest income after provision for loan losses	2,204	2	28	-	2,234
Noninterest income	235	547	-	-	782
Noninterest expense	2,054	432	54	-	2,540
Undistributed net gain of subsidiary	64	-	312	(376)	-
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	449	117	286	(376)	476
Income tax expense (benefit)	124	53	(9)	-	168
Net income before noncontrolling interest in net income of consolidated subsidiary	325	64	295	(376)	308
Less: Noncontrolling interest in net income of consolidated subsidiary	13	-	-	-	13
Net income	$312	$64	295	$(376)	$295

Six Months Ended June 30, 2010
Total interest income	$8,593	$4	$55	$(55)	$8,597
Total interest expense	3,718	-	-	(55)	3,663
Net interest income	4,875	4	55	-	4,934
Provision for loan losses	400	-	-	-	400
Net interest income after provision for loan losses	4,475	4	55	-	4,534
Noninterest income	415	1,293	-	-	1,708
Noninterest expense	4,124	891	107	-	5,122
Undistributed net gain of subsidiary	230	-	704	(934)	-
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	996	406	652	(934)	1,120
Income tax expense (benefit)	246	176	(17)	-	405
Net income before noncontrolling interest in net income of consolidated subsidiary	750	230	669	(934)	715
Less: Noncontrolling interest in net income of consolidated subsidiary	46	-	-	-	46
Net income	$704	$230	669	$(934)	$669

(Dollars in thousands)	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated
Three Months Ended June 30, 2009
Total interest income	$4,480	$4	$30	$(30)	$4,484
Total interest expense	2,248	-	-	(30)	2,218
Net interest income	2,232	4	30	-	2,266
Provision for loan losses	230	-	-	-	230
Net interest income after provision for loan losses	2,002	4	30	-	2,036
Noninterest income	292	595	-	-	887
Noninterest expense	2,309	432	70	-	2,811
Undistributed net gain of subsidiary	94	-	74	(168)	-
Income before income tax (benefit) expense and noncontrolling interest in net income of consolidated subsidiary	79	167	34	(168)	112
Income tax (benefit) expense	(14)	73	(14)	-	45
Net income before noncontrolling interest in net income of consolidated subsidiary	93	94	48	(168)	67
Less: Noncontrolling interest in net income of consolidated subsidiary	19	-	-	-	19
Net income	$74	$94	48	$(168)	$48

Six Months Ended June 30, 2009
Total interest income	$9,044	$10	$59	$(59)	$9,054
Total interest expense	4,627	-	-	(59)	4,568
Net interest income	4,417	10	59	-	4,486
Provision for loan losses	390	-	-	-	390
Net interest income after provision for loan losses	4,027	10	59	-	4,096
Noninterest income	504	1,296	-	-	1,800
Noninterest expense	4,271	814	124	-	5,209
Undistributed net gain of subsidiary	283	-	412	(695)	-
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	543	492	347	(695)	687
Income tax expense (benefit)	74	209	(20)	-	263
Net income before noncontrolling interest in net income of consolidated subsidiary	469	283	367	(695)	424
Less: Noncontrolling interest in net income of consolidated subsidiary	57	-	-	-	57
Net income	$412	$283	367	$(695)	$367

Note 10.  Other

On February 23, 2010, the Company, the Bank and FFMHC adopted a Plan of Conversion and Reorganization (the “Plan of Conversion”) pursuant to which the Bank will reorganize from the two-tier mutual holding company structure to the stock holding company structure. The Plan of Conversion was subsequently amended on March 9, 2010 and April 27, 2010. Pursuant to the Plan of Conversion, (i) FFMHC will merge with and into the Company, with the Company being the surviving entity, (ii) the Company will merge with a newly formed Maryland corporation named FedFirst Financial Corporation, (iii) the shares of common stock of the Company held by persons other than FFMHC (whose shares will be canceled) will be converted into shares of common stock of new FedFirst Financial Corporation pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons, (iv) the Bank will become a wholly owned subsidiary of capital new FedFirst Financial Corporation, and (v) new FedFirst Financial Corporation will offer and sell shares of the common stock to depositors of the Bank and others in the manner and subject to the priorities set forth in the Plan of Conversion.

In connection with the conversion and offering, shares of the Company’s common stock currently owned by FFMHC will be canceled and new shares of common stock, representing the approximate 57.5% ownership interest of FFMHC, will be offered for sale by new FedFirst Financial Corporation. Concurrent with the completion of the conversion and offering, the Company’s existing public shareholders will receive shares of new FedFirst Financial Corporation’s common stock for each share of the Company’s common stock they own at that date, based on an exchange ratio to ensure that they will own approximately the same percentage of the new FedFirst Financial Corporation’s common stock as they owned of the Company’s common stock immediately prior to the conversion and offering.

At the time of the conversion, liquidation accounts will be established in an amount equal to the percentage ownership in the Company owned by FFMHC multiplied by the Company’s stockholders’ equity as reflected in the latest statement of financial condition used in the final offering prospectus for the conversion plus the value of the net assets of FFMHC as reflected in the latest statement of financial condition of FFMHC prior to the effective date of the conversion. The liquidation accounts will be maintained for the benefit of eligible account holders and supplemental eligible account holders (collectively, “eligible depositors”) who continue to maintain their deposit accounts in the Bank after the conversion. In the event of a complete liquidation of the Bank or the Bank and new FedFirst Financial Corporation (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock. Neither new FedFirst Financial Corporation nor the Bank may declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation account or the regulatory capital requirements imposed by the Office of Thrift Supervision.

The Plan of Conversion was approved by the Company’s shareholders and the members of FFMHC at meetings held on June 28, 2010. If the conversion and offering are completed, conversion costs will be netted against the offering proceeds. If the conversion and offering are terminated, such costs will be expensed. As of August 10, 2010, the Company had incurred approximately $789,000 of conversion costs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the unaudited consolidated financial statements, notes and tables included in this report. For further information, refer to the consolidated financial statements and notes included in FedFirst Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on FedFirst Financial’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include the following: interest rate trends; the general economic climate in the market area in which FedFirst Financial operates, as well as nationwide; FedFirst Financial’s ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation. Additional factors that may affect our results are discussed in FedFirst Financial’s Annual Report on Form 10-K under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. FedFirst Financial assumes no obligation to update any forward-looking statements.

General

FedFirst Financial Corporation is a federally chartered holding company established in 1999 to be the holding company for First Federal Savings Bank. FedFirst Financial’s business activity is the ownership of the outstanding capital stock of First Federal. FedFirst Financial’s wholly owned subsidiaries are First Federal Savings Bank, a federally chartered stock savings bank, and FedFirst Exchange Corporation (“FFEC”). FFEC has an 80% controlling interest in Exchange Underwriters,

Inc. Exchange Underwriters, Inc. is a full-service, independent insurance agency that offers property and casualty, commercial liability, surety and other insurance products. All significant intercompany transactions have been eliminated.

First Federal Savings Bank operates as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans as well as a variety of deposit products for individuals and businesses from nine locations in southwestern Pennsylvania. First Federal conducts insurance brokerage activities through Exchange Underwriters, Inc.

FedFirst Financial is a majority owned subsidiary of FedFirst Financial Mutual Holding Company (“FFMHC”), our federally chartered mutual holding company parent. As a mutual holding company, FFMHC is a non-stock company that has as its members the depositors of First Federal. FFMHC does not engage in any business activity other than owning a majority of the common stock of FedFirst Financial. So long as we remain in the mutual holding company form of organization, FFMHC will own a majority of the outstanding shares of FedFirst Financial. FFMHC has virtually no operations or assets other than an investment in the Company and is not included in these financial statements.

Our website address is www.firstfederal-savings.com. Information on our website should not be considered a part of this Form 10-Q.

Balance Sheet Analysis

Assets.  Total assets at June 30, 2010 were $356.2 million, an increase of $2.9 million, or 0.8%, from total assets of $353.3 million at December 31, 2009.

Cash and cash equivalents increased $14.2 million to $21.7 million at June 30, 2010 compared to $7.5 million at December 31, 2009. The increase in cash was primarily related to deposit growth coupled with loan and security paydowns.

Securities available-for-sale decreased $6.2 million, or 7.8%, to $73.4 million at June 30, 2010 compared to $79.6 million at December 31, 2009. The decrease was primarily the result of $7.4 million of paydowns. Other securities-related activity included the purchase of $8.1 million of debt securities of Government-sponsored enterprises and REMICs and $8.1 million of sales of mortgage-backed securities. In addition, the securities portfolio reflects an unrealized gain of $1.2 million at June 30, 2010 compared to an unrealized loss of $64,000 at December 31, 2009.

Loans, net, decreased $5.6 million, or 2.3%, to $234.8 million at June 30, 2010 compared to $240.4 million at December 31, 2009. The decrease was primarily the result of paydowns, $6.5 million of payoffs of residential real estate and soft loan demand. In addition, $954,000 of loans were transferred to real estate owned, which included two multi-family real estate loans totaling $634,000.

Liabilities.  Total liabilities at June 30, 2010 were $312.2 million, compared to $310.9 million at December 31, 2009, an increase of $1.3 million, or 0.4%.

Total deposits increased $15.7 million, or 8.1%, to $209.3 million at June 30, 2010 compared to $193.6 million at December 31, 2009. The increase in deposits was primarily in certificates of deposit and money market accounts.

Borrowings decreased $18.6 million, or 16.5%, to $93.9 million at June 30, 2010 compared to $112.5 million at December 31, 2009. Funds generated through deposit growth and loan and securities paydowns were used to reduce borrowings.

Stockholders’ Equity.  Stockholders’ equity was $44.0 million at June 30, 2010, an increase of $1.6 million from December 31, 2009. The increase was primarily the result of a $738,000 increase in the unrealized gain position of the securities portfolio, net of tax, and $669,000 in net income for the six months ended June 30, 2010.

Results of Operations for the Three Months Ended June 30, 2010 and 2009

Overview.  The Company had net income of $295,000 for the three months ended June 30, 2010, compared to $48,000 for the same period in 2009.

	Three Months Ended
	June 30,
(Dollars in thousands)	2010	2009
Net income of FedFirst Financial Corporation	$295	$48
Return on average assets	0.33%	0.06%
Return on average equity	2.70	0.47
Average equity to average assets	12.41	11.71

Net Interest Income. Net interest income for the three months ended June 30, 2010 increased $168,000 to $2.4 million compared to $2.3 million for the three months ended June 30, 2009. Net interest margin was 3.01% for the three months ended June 30, 2010 compared to 2.79% for the three months ended June 30, 2009. The improvement in net interest margin was primarily attributable to a reduction in borrowings coupled with lower cost deposits.

Interest income decreased $251,000, or 5.6%, to $4.2 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to a decrease of 30 basis points in yield of interest-earning assets. Interest income on securities decreased $237,000 due to a decrease of 61 basis points in yield and $9.3 million in the average balance, primarily due to paydowns and sales of higher yielding Government-sponsored enterprise and mortgage-backed securities, which were reinvested in lower yielding securities with shorter durations. Interest income on loans decreased $15,000 due to a decrease of $836,000 in the average balance, which was primarily driven by decreases in residential real estate loans due to paydowns and payoffs and soft loan demand.

Interest expense decreased $419,000, or 18.9%, to $1.8 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to a decrease of 58 basis points in cost and $1.2 million in the average balance of interest-bearing liabilities. Interest expense on borrowings decreased $278,000  due to a decrease of $24.3 million in the average balance, as deposit growth and loan and security paydowns were used to reduce borrowings. Interest expense on deposits decreased $141,000 due to a decrease of 59 basis points in cost, primarily related to the repricing of money market accounts and maturing certificates of deposit at lower rates, partially offset by an increase of $23.1 million in the average balance, primarily in money market accounts and certificates of deposit.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented and are expressed in annualized rates.

	Three Months Ended June 30,
	2010			2009
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$232,319	$3,362	5.79%	$233,155	$3,377	5.79%
Securities (3)	74,589	865	4.64	83,906	1,102	5.25
Other interest-earning assets	16,835	6	0.14	7,282	5	0.27
Total interest-earning assets	323,743	$4,233	5.23	324,343	$4,484	5.53
Noninterest-earning assets	28,923			24,551
Total assets	$352,666			$348,894

Liabilities and Stockholders' equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$13,719	$10	0.29%	$12,988	$10	0.31%
Savings accounts	22,382	28	0.50	23,015	29	0.50
Money market accounts	60,449	185	1.22	48,053	253	2.11
Certificates of deposit	95,624	666	2.79	85,020	738	3.47
Total interest-bearing deposits	192,174	889	1.85	169,076	1,030	2.44

Borrowings	95,161	910	3.83	119,426	1,188	3.98
Total interest-bearing liabilities	287,335	1,799	2.50	288,502	2,218	3.08

Noninterest-bearing liabilities	21,563			19,534
Total liabilities	308,898			308,036

Stockholders' equity	43,768			40,858
Total liabilities andtockholders' equity	$352,666			$348,894

Net interest income		$2,434			$2,266

Interest rate spread			2.73%			2.45%
Net interest margin			3.01			2.79
Average interest-earning assets to average interest-bearing liablities			112.67%			112.42%

(1) Amount is net of deferred loan costs, loans in process and allowance for loan losses.
(2) Amount includes nonaccrual loans in average balances only.
(3) Amount does not include effect of unrealized gain (loss) on securities available-for-sale.

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). Changes related to volume/rate are prorated into volume and rate components. The total column represents the net change in volume and rate.

	Three Months Ended June 30, 2010
	Compared To
	Three Months Ended June 30, 2009
	Increase (decrease) due to
	Volume	Rate	Total

Interest and dividend income:
Loans, net	$(15)	$-	$(15)
Securities	(116)	(121)	(237)
Other interest-earning assets	4	(3)	1
Total interest-earning assets	(127)	(124)	(251)

Interest expense:
Deposits	129	(270)	(141)
Borrowings	(234)	(44)	(278)
Total interest-bearing liablities	(105)	(314)	(419)
Change in net interest income	$(22)	$190	$168

Provision for Loan Losses.  The provision for loan losses was $200,000 for the three months ended June 30, 2010 compared to $230,000 for the three months ended June 30, 2009. The decrease in the provision was primarily related to a decrease in nonperforming loans compared to the prior period. Total nonperforming loans decreased to $1.3 million at June 30, 2010 compared to $1.7 million at June 30, 2009. Nonperforming loans at June 30, 2010 were comprised of nine residential real estate loans totaling $626,000, two commercial real estate loans totaling $516,000 and two consumer loans totaling $150,000. Net charge-offs were $115,000 for the three months ended June 30, 2010 compared to $36,000 for the three month ended June 30, 2009.

Noninterest Income.  Noninterest income decreased $105,000, or 11.8%, to $782,000 for the three months ended June 30, 2010 compared to $887,000 for the three months ended June 30, 2009. In the prior period, the Company recognized a gain on the sales of available for sale securities of $73,000. In addition, insurance commissions decreased $48,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Three Months Ended
	June 30,
(Dollars in thousands)	2010	2009
Compensation and employee benefits	$1,480	$1,473
Occupancy	338	344
FDIC insurance premiums	84	339
Data processing	122	110
Professional services	149	181
Advertising	42	31
Stationary, printing and supplies	26	32
Telephone	12	16
Postage	31	35
Correspondent bank fees	46	43
Real estate owned expense	-	1
Amortization of intangibles	27	23
All other	183	183
Total noninterest expense	$2,540	$2,811

Noninterest expense decreased $271,000, or 9.6%, to $2.5 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to a decrease in FDIC insurance premiums. In the prior period, the Company paid $155,000 related to the FDIC’s industry-wide special five basis point assessment to cover losses in the Deposit Insurance Fund. Increased premiums in the prior period were also the result of a change in the assessment calculation.

Income Tax Expense.  Income tax expense for the three months ended June 30, 2010 increased to $168,000 compared to $45,000 for the same period in 2009 primarily due to a $247,000 increase in net income.

Results of Operations for the Six Months Ended June 30, 2010 and 2009

Overview.  The Company had net income of $669,000 for the six months ended June 30, 2010 compared to $367,000 for the six months ended June 30, 2009.

	Six Months Ended
	June 30,
(Dollars in thousands)	2010	2009
Net income of FedFirst Financial Corporation	$669	$367
Return on average assets	0.38%	0.21%
Return on average equity	3.09	1.82
Average equity to average assets	12.32	11.56

Net Interest Income. Net interest income for the six months ended June 30, 2010 increased $448,000 to $4.9 million compared to $4.5 million for the six months ended June 30, 2009. Net interest margin was 3.05% for the six months ended June 30, 2010 compared to 2.77% for the six months ended June 30, 2009. The improvement in net interest margin was primarily attributable to a reduction in borrowings coupled with lower cost deposits.

Interest income decreased $457,000, or 5.0%, to $8.6 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Interest income on securities decreased $498,000 due to a decrease of $9.2 million in the average balance and 65 basis points in yield, primarily due to paydowns and sales of higher yielding Government-sponsored enterprise and mortgage-backed securities, which were reinvested in lower yielding securities with shorter durations. Interest income on loans increased $43,000 due to an increase of $3.3 million in the average balance, which was primarily driven by increases in commercial real estate and home equity loans.

Interest expense decreased $905,000, or 19.8%, to $3.7 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to a decrease of 60 basis points in cost and $2.4 million in the average balance of interest-bearing liabilities. Interest expense on borrowings decreased $525,000 due to a decrease of $22.0 million in the average balance and 18 basis points in cost. Funds generated through deposit growth and loan and securities paydowns were used to reduce borrowings. Interest expense on deposits decreased $380,000 due to a decrease of 68 basis points in cost, primarily related to the repricing of money market accounts and maturing certificates of deposit at lower rates, partially offset by an increase of $19.6 million in the average balance, primarily in money market accounts and certificates of deposit.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented and are expressed in annualized rates.

	Six Months Ended June 30,
	2010			2009
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$234,892	$6,775	5.77%	$231,609	$6,732	5.81%
Securities (3)	76,051	1,813	4.77	85,274	2,311	5.42
Other interest-earning assets	12,674	9	0.14	6,889	11	0.32
Total interest-earning assets	323,617	$8,597	5.31	323,772	$9,054	5.59
Noninterest-earning assets	28,328			25,336
Total assets	$351,945			$349,108

Liabilities and
Stockholders' equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$14,007	$21	0.30%	$12,493	$24	0.38%
Savings accounts	22,148	55	0.50	22,837	70	0.61
Money market accounts	57,858	372	1.29	46,645	554	2.38
Certificates of deposit	92,533	1,326	2.87	84,932	1,506	3.55
Total interest-bearing deposits	186,546	1,774	1.90	166,907	2,154	2.58

Borrowings	100,807	1,889	3.75	122,821	2,414	3.93
Total interest-bearing liabilities	287,353	3,663	2.55	289,728	4,568	3.15

Noninterest-bearing liabilities	21,235			19,026
Total liabilities	308,588			308,754

Stockholders' equity:	43,357			40,354
Total liabilities and stockholders' equity	$351,945			$349,108

Net interest income		$4,934			$4,486

Interest rate spread			2.76%			2.44%
Net interest margin			3.05			2.77
Average interest-earning assets to average interest-bearing liablities			112.62%			111.75%

(1) Amount is net of deferred loan costs, loans in process and allowance for loan losses.
(2) Amount includes nonaccrual loans in average balances only.
(3) Amount does not include effect of unrealized gain (loss) on securities available-for-sale.

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). Changes related to volume/rate are prorated into volume and rate components. The total column represents the net change in volume and rate.

	Six Months Ended June 30, 2010
	Compared To
	Six Months Ended June 30, 2010
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$89	$(46)	$43
Securities	(237)	(261)	(498)
Other interest-earning assets	6	(8)	(2)
Total interest-earning assets	(142)	(315)	(457)

Interest expense:
Deposits	232	(612)	(380)
Borrowings	(418)	(107)	(525)
Total interest-bearing liablities	(186)	(719)	(905)
Change in net interest income	$44	$404	$448

Provision for Loan Losses.  The provision for loan losses was $400,000 for the six months ended June 30, 2010 compared to $390,000 for the six months ended June 30, 2009. The increase in the provision was primarily related to an increase in charge-offs compared to the prior period. Net charge-offs were $207,000 for the six months ended June 30, 2010 compared to $49,000 for the six month ended June 30, 2009.

Noninterest Income.  Noninterest income decreased $92,000, or 5.1%, to $1.7 million for the six months ended June 30, 2010 compared to $1.8 million for the six months ended June 30, 2009. In the prior period, the Company recognized a gain on the sales of available for sale securities of $73,000 compared to a loss of $5,000 in the current period.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Six Months Ended
	June 30,
(Dollars in thousands)	2010	2009
Compensation and employee benefits	$2,937	$2,922
Occupancy	716	698
FDIC insurance premiums	184	348
Data processing	239	217
Professional services	317	312
Advertising	79	75
Stationary, printing and supplies	61	67
Telephone	25	30
Postage	77	71
Correspondent bank fees	86	85
Real estate owned expense	2	1
Amortization of intangibles	56	23
All other	343	360
Total noninterest expense	$5,122	$5,209

Noninterest expense decreased $87,000, or 1.7%, to $5.1 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to a $164,000 decrease in FDIC insurance premiums. In the prior period, the Company paid $155,000 related to the FDIC’s industry-wide special five basis point assessment to cover losses in the Deposit Insurance Fund. This was partially offset by the recognition of a full period of expense related to the amortization of intangibles from the Allsurance Insurance Agency acquisition that occurred in March 2009.

Income Tax Expense.  Income tax expense for the six months ended June 30, 2010 increased to $405,000 compared to $263,000 for the same period in 2009 primarily due to a $302,000 increase in net income.

Liquidity and Capital Management

Liquidity Management.  Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of available-for-sale securities and borrowings. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2010, cash and cash equivalents totaled $21.7 million. At June 30, 2010, securities classified as available-for-sale totaled $73.4 million, which provides an additional source of liquidity. In addition, at June 30, 2010, the maximum remaining borrowing capacity at the FHLB of Pittsburgh was approximately $83.6 million. The Bank also has the ability to borrow $6.6 million from the Federal Reserve based upon eligible collateral. At June 30, 2010 and December 31, 2009, the Bank had no borrowings with the Federal Reserve.

Certificates of deposit due within one year of June 30, 2010 totaled $50.1 million, or 51.2% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and borrowings. We believe, however, based on past experience, that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table summarizes the Company’s commitments at the date indicated.

June 30,
(Dollars in thousands)	2010
Loans in process	$2,032
Unused revolving lines of credit	3,318
Unused commercial business lines of credit	2,894
One-to-four family residential commitments	431
Consumer commitments	1,147
Total commitments outstanding	$9,822

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2010, we exceeded all of our regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

For the six months ended June 30, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as the registrant is a smaller reporting company.

Item 4T.  Controls and Procedures.

FedFirst Financial’s management, including FedFirst Financial’s principal executive officer and principal financial officer, have evaluated the effectiveness of FedFirst Financial’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, FedFirst Financial’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that FedFirst Financial files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to FedFirst Financial’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in FedFirst Financial’s internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, FedFirst Financial’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions.  Under the Dodd-Frank Act, the Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency, which regulates national banks.  Savings and loan holding companies will be regulated by the Federal Reserve Board. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in First Federal Savings Bank that could be leveraged to support additional growth. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of its common stock during the three months ended June 30, 2010 and does not have any outstanding stock repurchase programs.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  [Reserved]

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1
Certificate of Incorporation of FedFirst Financial Corporation (incorporated by reference to Exhibit 3.1 to the FedFirst Financial Corporation Registration Statement on Form S-1 (File No. 333-165437), as amended, initially filed on March 12, 2010)

3.2
Amended and Restated Bylaws of FedFirst Financial Corporation (incorporated by reference to Exhibit 3.2 to the FedFirst Financial Corporation Registration Statement on Form S-1 (File No. 333-165437), as amended, initially filed on March 12, 2010)

4.0
Specimen Stock Certificate of FedFirst Financial Corporation (incorporated by reference to Exhibit 4.0 to the FedFirst Financial Corporation Registration Statement on Form S-1 (File No. 333-165437), as amended, initially filed on March 12, 2010)

31.1	Rule 13a-14 (a) / 15d-14 (a) Certification (President and Chief Executive Officer)
31.2	Rule 13a-14 (a) / 15d-14 (a) Certification (Chief Financial Officer)
32.1	Certification of Patrick G. O’Brien pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Robert C. Barry Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDFIRST FINANCIAL CORPORATION
(Registrant)

Date:	August 16, 2010	/s/ Patrick G. O’Brien
Patrick G. O’Brien
President and Chief Executive Officer

Date:	August 16, 2010	/s/ Robert C. Barry Jr.
Robert C. Barry Jr.
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Chief Accounting Officer)