Form 10-Q
period 2010-09-30
FedFirst Financial Corp
filed 2010-11-12
CIK 1486058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-54124

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
Large accelerated filer ☐                                                                                                                       Accelerated filer                  ☐
Non-accelerated filer ☐  (Do not check if a smaller reporting company)                                                                                                                                 Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of November 12, 2010, the issuer had 2,992,669 shares of common stock outstanding.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2010	2009
(Dollars in thousands, except share data)	(UNAUDITED)
Assets:

Cash and cash equivalents:
Cash and due from banks	$17,850	$1,545
Interest-earning deposits	4,300	5,951
Total cash and cash equivalents	22,150	7,496

Securities available-for-sale	65,046	79,559
Loans, net	231,379	240,387
Federal Home Loan Bank ("FHLB") stock, at cost	6,901	6,901
Accrued interest receivable - loans	1,070	1,133
Accrued interest receivable - securities	303	423
Premises and equipment, net	2,362	2,411
Bank-owned life insurance	7,926	7,714
Goodwill	1,080	1,080
Real estate owned	1,036	419
Deferred tax assets	2,957	3,487
Other assets	2,542	2,283
Total assets	$344,752	$353,293

Liabilities and Stockholders' Equity:

Deposits:
Noninterest-bearing	15,346	15,963
Interest-bearing	190,048	177,618
Total deposits	205,394	193,581

Borrowings	75,589	112,511
Advance payments by borrowers for taxes and insurance	217	475
Accrued interest payable - deposits	296	376
Accrued interest payable - borrowings	299	460
Other liabilities	3,306	3,447
Total liabilities	285,101	310,850

Stockholders' equity
FedFirst Financial Corporation stockholders' equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock $0.01 par value; 20,000,000 shares authorized; 2,992,669 and
6,707,500 shares issued and 2,992,669 and 6,326,472 shares outstanding	30	67
Additional paid-in-capital	41,974	29,558
Retained earnings - substantially restricted	18,583	17,619
Accumulated other comprehensive income (loss), net of deferred taxes
(benefit) of $377 and $(25)	585	(39)
Unearned Employee Stock Ownership Plan ("ESOP")	(1,598)	(1,728)
Common stock held in treasury, at cost (0 and 381,028 shares)	-	(3,113)
Total FedFirst Financial Corporation stockholders' equity	59,574	42,364
Noncontrolling interest in subsidiary	77	79
Total stockholders' equity	59,651	42,443
Total liabilities and stockholders' equity	$344,752	$353,293

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009

Interest income:
Loans	$3,338	$3,494	$10,113	$10,226
Securities	832	1,012	2,645	3,323
Other interest-earning assets	8	3	17	14
Total interest income	4,178	4,509	12,775	13,563

Interest expense:
Deposits	810	987	2,584	3,141
Borrowings	807	1,109	2,696	3,523
Total interest expense	1,617	2,096	5,280	6,664
Net interest income	2,561	2,413	7,495	6,899

Provision for loan losses	200	300	600	690
Net interest income after provision for loan losses	2,361	2,113	6,895	6,209

Noninterest income:
Fees and service charges	134	147	392	413
Insurance commissions	497	482	1,790	1,778
Income from bank-owned life insurance	71	71	212	216
Net (loss) gain on sales of available-for-sale securities	-	-	(5)	73
Net (loss) gain on sales of real estate owned	(34)	-	(24)	9
Other	4	6	15	17
Total noninterest income	672	706	2,380	2,506

Noninterest expense:
Compensation and employee benefits	1,463	1,471	4,400	4,393
Occupancy	353	359	1,069	1,057
FDIC insurance premiums	99	111	283	459
Data processing	121	114	360	331
Professional services	184	177	501	489
Other	363	425	1,092	1,137
Total noninterest expense	2,583	2,657	7,705	7,866

Income before income tax expense and noncontrolling interest
in net income of consolidated subsidiary	450	162	1,570	849
Income tax expense	152	57	557	320
Net income before noncontrolling interest in net income
of consolidated subsidiary	298	105	1,013	529
Noncontrolling interest in net income of consolidated subsidiary	3	-	49	57
Net income of FedFirst Financial Corporation	$295	$105	$964	$472

Earnings per share (1):
Basic and diluted	$0.10	$0.04	$0.33	$0.16

Weighted-average shares outstanding (1):
Basic and diluted	2,902,104	2,890,243	2,893,437	2,878,149

(1) Prior period earnings per share and weighted average shares outstanding figures were adjusted for comparability using the conversion ratio of 0.4735 due to completion of second step offering on September 21, 2010.

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

				Accumulated		Common
		Additional		Other		Stock	Noncontrolling	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Held in	Interest in	Stockholders'	Comprehensive
(Dollars in thousands)	Stock	Capital	Earnings	Loss	ESOP	Treasury	Subsidiary	Equity	Income
Balance at January 1, 2009	$67	$29,291	$15,930	$(1,111)	$(1,901)	$(2,955)	$103	$39,424
Cumulative effect adjustment as of
April 1, 2009 for the noncredit- related portion of other-than- temporary impairment losses previously recognized in earnings, net of tax of $(584)	-	-	1,132	(1,132)	-	-	-	-
Comprehensive income (loss):
Net income	-	-	472	-	-	-	57	529	$529
Unrealized gain on securities available-for-sale, net of tax of $1,237	-	-	-	1,919	-	-	-	1,919	1,919
Reclassification adjustment on sales of securities available-for-sale, net of tax $(11)	-	-	-	(17)	-	-	-	(17)	(17)
Purchase of common stock to be held in treasury	-	-	-	-	-	(77)	-	(77)
ESOP shares committed to be released	-	(82)	-	-	130	-	-	48
Stock-based compensation expense	-	221	-	-	-	-	-	221
Stock awards issued	-	(41)	-	-	-	41	-	-
Stock awards forfeited	-	122	-	-	-	(122)	-	-
Distribution to noncontrolling shareholder	-	-	-	-	-	-	(75)	(75)
Total comprehensive income									2,431
Less: Comprehensive income
attributable to the noncontrolling
interest in subsidiary									57
Comprehensive income attributable
to FedFirst Financial Corporation									$2,374

Balance at September 30, 2009	$67	$29,511	$17,534	$(341)	$(1,771)	$(3,113)	$85	$41,972

See Notes to the Unaudited Consolidated Financial Statements.

				Accumulated		Common
		Additional		Other		Stock	Noncontrolling	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Held in	Interest in	Stockholders'	Comprehensive
(Dollars in thousands)	Stock	Capital	Earnings	Gain (Loss)	ESOP	Treasury	Subsidiary	Equity	Income
Balance at January 1, 2010	$67	$29,558	$17,619	$(39)	$(1,728)	$(3,113)	$79	$42,443
Comprehensive income (loss):
Net income	-	-	964	-	-	-	49	1,013	$1,013
Unrealized gain on securities available-for-sale, net of tax of $464	-	-	-	720	-	-	-	720	720
Reclassification adjustment on sales of securities available-for-sale, net of tax of $(62)	-	-	-	(96)	-	-	-	(96)	(96)
Corporate reorganization
Exchange of common stock held by FedFirst Financial Mutual Holding Company	(36)	19	-	-	-	-	-	(17)
Retirement of common stock held in treasury	(4)	(3,145)	-	-	-	3,149	-	-
Exchange of common stock	(14)	15	-	-	-	-	-	1
Stock offering proceeds, net of offering expenses	17	15,351	-	-	-	-	-	15,368
Purchase of common stock to be held in treasury	-	-	-	-	-	(16)	-	(16)
ESOP shares committed to be released	-	(65)	-	-	130	-	-	65
Stock-based compensation expense	-	221	-	-	-	-	-	221
Stock awards forfeited	-	20	-	-	-	(20)	-	-
Distribution to noncontrolling shareholder	-	-	-	-	-	-	(51)	(51)
Total comprehensive income									1,637
Less: Comprehensive income
attributable to the noncontrolling
interest in subsidiary									49
Comprehensive income attributable
to FedFirst Financial Corporation									$1,588

Balance at September 30, 2010	$30	$41,974	$18,583	$585	$(1,598)	$-	$77	$59,651

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the Nine Months
	Ended September 30,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net income of FedFirst Financial Corporation	$964	$472
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest in net income of consolidated subsidiary	49	57
Provision for loan losses	600	690
Depreciation	395	418
Amortization of intangibles	83	68
Net loss (gain) on sales of available-for-sale securities	5	(73)
Net loss (gain) on sale of real estate owned	24	(9)
Net accretion of security discounts/premiums and loan costs	97	156
Noncash expense for ESOP	65	48
Noncash expense for stock-based compensation	221	221
Increase in bank-owned life insurance	(212)	(216)
(Increase) decrease in other assets	(46)	1,231
Decrease in other liabilities	(382)	(336)
Net cash provided by operating activities	1,863	2,727

Cash flows from investing activities:
Net loan repayments (originations)	7,377	(11,619)
Proceeds from maturities of and principal repayments of
securities available-for-sale	15,584	20,272
Proceeds from sales of securities available-for-sale	8,096	4,094
Purchases of securities available-for-sale	(8,146)	(17,973)
Purchases of premises and equipment	(346)	(206)
Acquisition of Allsurance Insurance Agency	-	(525)
Proceeds from sales of real estate owned	292	18
Net cash provided by (used in) investing activities	22,857	(5,939)

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(1,800)	2,500
Proceeds from long-term borrowings	12,000	17,100
Repayments of long-term borrowings	(47,122)	(33,237)
Net increase in deposits	11,813	15,650
Decrease in advance payments by borrowers for taxes and insurance	(258)	(233)
Purchases of common stock to be held in treasury	(16)	(77)
Proceeds from stock offering, net of expenses	15,368	-
Distribution to noncontrolling shareholder	(51)	(75)
Net cash (used in) provided by financing activities	(10,066)	1,628

Net increase (decrease) in cash and cash equivalents	14,654	(1,584)
Cash and cash equivalents, beginning of period	7,496	7,847

Cash and cash equivalents, end of period	$22,150	$6,263

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings	$5,521	$7,076
Income tax expense	488	169

Real estate acquired in settlement of loans	934	109
Retirement of common stock held in treasury	3,149	-

See Notes to the Unaudited Consolidated Financial Statements.

Notes to the Unaudited Consolidated Financial Statements

Note 1.  Basis of Presentation/Nature of Operations

The accompanying unaudited Consolidated Financial Statements include the accounts of FedFirst Financial Corporation (“FedFirst Financial” or the “Company”), a stock holding company established in 2010, whose wholly owned subsidiary is First Federal Savings Bank (“First Federal” or the “Bank”), a federally chartered stock savings bank, which owns FedFirst Exchange Corporation (“FFEC”). FFEC has an 80% controlling interest in Exchange Underwriters, Inc. (“Exchange Underwriters”). Exchange Underwriters is a full-service, independent insurance agency that offers property and casualty, commercial liability, surety and other insurance products. All significant intercompany transactions have been eliminated.

The Company completed its conversion from the mutual holding company form of organization to the stock holding company form on September 21, 2010. As a result of the conversion, FedFirst Financial Corporation, a newly formed state-chartered corporation, became the holding company for First Federal Savings Bank, and FedFirst Financial Mutual Holding Company and the former FedFirst Financial Corporation ceased to exist. As part of the conversion, all outstanding shares of the former FedFirst Financial Corporation common stock (other than those owned by FedFirst Financial Mutual Holding Company) were converted into the right to receive 0.4735 of a share of the newly formed FedFirst Financial Corporation common stock resulting in 1,270,484 shares issued in the exchange. In addition, a total of 1,722,185 shares of common stock were sold in the subscription, community and syndicated community offerings at the price of $10.00 per share. The completion of the Company’s public offering raised $15.4 million in proceeds, net of $1.9 million in offering expenses.

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

The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain items previously reported have been reclassified to conform with the current reporting period’s format. Prior period earnings per share and weighted average shares outstanding figures were adjusted for comparability using the conversion ratio of 0.4735 due to completion of second step offering on September 21, 2010. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year or any other interim period. The Company evaluated subsequent events through the date the consolidated financial statements were filed with the Securities and Exchange Commission and incorporated into the consolidated financial statements the effect of all material known events determined by Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events, to be recognizable events.

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

Note 2.  Recent Accounting Pronouncements

ASU 2010-20 Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update (“ASU”) No. 2010-20, Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires more robust and disaggregated disclosures about the credit quality of the Company’s financing receivables and its allowance for loan losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of the nature of a Company’s credit risk associated with its financing receivables and the Company’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures that relate to information as of the end of a reporting period will be effective for the first interim or annual reporting periods ending on or after December 15, 2010. The disclosures that include information for activity that occurs during a reporting period will be effective for the first interim or annual periods beginning after December 15, 2010. The Company has determined that the adoption of this ASU will not have a material impact on its financial condition and results of operations.

ASU 2010-26 Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The FASB issued ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts which amends FASB Accounting Standards Codification™ (“ASC”) Topic 944, Financial Services - Insurance, to require that the following costs incurred in the acquisition and renewal of insurance contracts be capitalized as deferred acquisition costs:

•
Incremental direct costs of contract acquisition which are those costs that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred.

•
The portion of an employee’s total compensation and payroll-related fringe benefits for time spent performing activities for acquired contracts that are directly related to underwriting, issuing and processing policies, medical and inspection, and sales force contract selling

•
Other costs directly related to underwriting, issuing and processing policies, medical and inspection, and sales force contract selling that would not have been incurred had the contracts not been successfully acquired

•	Advertising costs that meet the criteria for capitalization as direct-response advertising under ASC 340-20-25-4, Other Assets and Deferred Costs: Capitalized Advertising Costs.

The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, and should be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required. Early adoption is permitted, but only at the beginning of an entity's annual reporting period. The Company has not yet determined the impact that the adoption of this ASU will have on its financial condition and results of operations.

Note 3.  Securities

The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2010	Cost	Gains	Losses	Value
Government-Sponsored Enterprises	$2,994	$35	$-	$3,029
Municipal bonds	4,012	387	-	4,399
Mortgage-backed	23,892	1,376	-	25,268
REMICs	29,142	1,737	314	30,565
Corporate debt	3,995	-	2,259	1,736
Equities	49	-	-	49
Total securities available-for-sale	$64,084	$3,535	$2,573	$65,046

December 31, 2009
Government-Sponsored Enterprises	$5,954	$15	$224	$5,745
Municipal bonds	4,014	257	-	4,271
Mortgage-backed	35,467	1,476	7	36,936
REMICs	30,144	1,178	857	30,465
Corporate debt	3,995	-	1,902	2,093
Equities	49	-	-	49
Total securities available-for-sale	$79,623	$2,926	$2,990	$79,559

The amortized cost and fair value of securities at September 30, 2010 by contractual maturity were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$-	$-
Due from one to five years	2,014	2,123
Due from five to ten years	9,792	10,289
Due after ten years	52,229	52,585
No scheduled maturity	49	49
Total	$64,084	$65,046

The following table presents gross unrealized losses and fair value of securities aggregated by category and length of time that individual securities have been in a continuous loss position at the dates indicated (dollars in thousands).
	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
September 30, 2010	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
REMICs:
Private label issuer:
Alt-A fixed rate	1	$271	$4	4	$2,112	$310	5	$2,383	$314

Corporate debt	-	-	-	3	1,736	2,259	3	1,736	2,259
Total securities temporarily impaired	1	$271	$4	7	$3,848	$2,569	8	$4,119	$2,573

	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
December 31, 2009	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Government-sponsored enterprises	1	$2,775	$224	-	$-	$-	1	$2,775	$224

Mortgage-backed	9	2,111	6	1	16	1	10	2,127	7

REMICs:
Private label issuer:
Prime fixed and adjustable rate	-	-	-	3	955	25	3	955	25
Alt-A fixed rate	4	2,010	622	3	2,755	201	7	4,765	823
Government-sponsored enterprises	3	598	7	1	638	2	4	1,236	9
Total REMICs	7	2,608	629	7	4,348	228	14	6,956	857

Corporate debt	-	-	-	3	2,093	1,902	3	2,093	1,902
Total securities temporarily impaired	17	$7,494	$859	11	$6,457	$2,131	28	13,951	$2,990

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

At September 30, 2010, the Company had five securities with an unrealized loss of $314,000 of which four securities with an unrealized loss of $310,000 were in a loss position for 12 months or greater and the remaining security with an unrealized loss of $4,000 was in a loss position for less than 12 months. The securities consist of the following vintages that range from 2003 - 2007 as noted (dollars in thousands):

	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
September 30, 2010	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Vintage
2005	-	$-	$-	1	$340	$7	1	$340	$7
2006	1	271	4	2	1,390	170	3	1,661	174
2007	-	-	-	1	382	133	1	382	133
Total	1	$271	$4	4	$2,112	$310	5	$2,383	$314

The vintage for 2006 represent the majority of the unrealized loss in this category. At September 30, 2010, the credit ratings for 2005-2007 vintages remain below investment grade.

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

Based upon analysis of third party provider reports and review of key assumptions on an individual security basis and the fact that we do not expect to sell these securities and it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost basis, we concluded there is no OTTI on these securities at September 30, 2010.

Corporate Debt – At September 30, 2010, the Company had three securities valued at $1.7 million that were in an unrealized loss position for 12 months or greater. These securities consist of two pools of insurance company issued preferred trust obligations. These securities were downgraded from their original rating issuance to below investment grade. The lack of liquidity in the market for this type of security, credit rating downgrades and market uncertainties are factors contributing to the unrealized losses on these securities.

The following table provides additional information related to our pooled preferred trust obligations at September 30, 2010 (dollars in thousands):

Pool	Class	Tranche	Amortized Cost	Fair Value	Unrealized Loss	S&P / Fitch Rating	Current Number of Insurance Companies	Total Collateral	Current Deferrals and Defaults	Performing Collateral	Additional Immediate Deferrals / Defaults Before Causing an Interest Shortfall (a)	Additional Immediate Deferrals / Defaults Before Causing a Break in Yield (b)
I-PreTSL I	Mezzanine	B-3	$1,500	$664	$(836)	B+/BB	17	$193,500	$17,500	$176,000	$100,500	$54,000
I-PreTSL II	Mezzanine	B-3	2,495	1,072	(1,423)	B+/BB	29	378,000	-	378,000	153,000	145,000
			$3,995	$1,736	$(2,259)

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

These securities are evaluated for OTTI by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit-related OTTI exists. Additionally, reports are reviewed that provide information for the amount of deferral/defaults that would have to occur to prevent the tranche from collecting contractual cash flows (principal and interest). None of these securities are projecting a cash flow disruption, nor have any of these securities experienced a cash flow disruption. The Company also reviewed each of the issues’ collateral participants, including their financial condition, ratings provided by A. M. Best (for insurance companies), and adverse conditions specifically related to industry or geographic area. This information did not suggest additional deferrals and defaults in the future that would result in the securities not receiving all of their contractual cash flows. Based on the analysis performed and the fact that the Company does not expect to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company concluded that there is no OTTI on these securities at September 30, 2010.

Other Securities – This category includes Government-Sponsored Enterprises (“GSE”), municipal bonds, mortgage-backed securities and GSE - REMICS. At September 30, 2010, the Company did not have any securities in a loss position in these categories.

FHLB Stock – The Company is a member of the FHLB of Pittsburgh. As a member, the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements in order to obtain low cost products and services offered by the FHLB. Unlike investment securities, FHLB stock does not provide its holders with an opportunity for appreciation because by regulation FHLB stock can only be purchased, redeemed and transferred at par value. At September 30, 2010 and December 31, 2009, the Company’s FHLB stock totaled $6.9 million.

The Company evaluates impairment in FHLB stock when certain conditions warrant further consideration. The FHLB voluntarily suspended dividend payments on its stock as well as the repurchase of excess stock from members. The FHLB stated that this was due to a reduction in core earnings and concern over the FHLB’s capital position. After evaluating such factors as the capital adequacy of the FHLB, its overall operating performance and the FHLB’s liquidity and funding position, the Company concluded that the par value was ultimately recoverable and no impairment charge was recognized at September 30, 2010.

Note 4.  Loans

The following table sets forth the composition of our loan portfolio at the dates indicated.

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate-mortgage:
One-to-four family residential	$146,638	62.3%	$158,073	64.6%
Multi-family	9,658	4.1	9,991	4.1
Commercial	30,614	13.0	31,405	12.8
Total real estate-mortgage	186,910	79.4	199,469	81.5

Real estate-construction:
Residential	3,296	1.4	3,028	1.2
Commercial	2,415	1.0	2,576	1.1
Total real estate-construction	5,711	2.4	5,604	2.3

Consumer:
Home equity	29,087	12.4	27,090	11.1
Loans on savings accounts	834	0.4	929	0.4
Other	1,196	0.5	1,314	0.5
Total consumer	31,117	13.3	29,333	12.0

Commercial business	11,580	4.9	10,327	4.2
Total loans	$235,318	100.0%	$244,733	100.0%

Net premiums on loans purchased	116		108
Net deferred loan costs	724		829
Loans in process	(2,107)		(2,774)
Allowance for loan losses	(2,672)		(2,509)
Loans, net	$231,379		$240,387

Nonperforming Assets.  The following table provides information with respect to our nonperforming assets at the dates indicated.

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Nonaccrual loans:
Real estate - mortgage	$1,451	$1,096
Consumer	150	135
Total	1,601	1,231

Accruing loans past due 90 days or more	-	-
Total of nonaccrual and 90 days or more
past due loans (nonperforming loans)	1,601	1,231
Real estate owned	1,036	419
Total nonperforming assets	$2,637	$1,650

Total nonperforming loans to total loans	0.68%	0.50%
Total nonperforming assets to total assets	0.76	0.47

Included in the $1.5 million in nonaccrual real estate - mortgage loans is one commercial relationship totaling $503,000 that is considered a troubled debt restructuring. This loan was in nonaccrual status before the restructuring occurred. The borrower was given a six month interest-only payment concession in order to assist with repaying their loans.

The following table provides information with respect to the aggregate amounts of our classified and criticized assets at the dates indicated.

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Special mention assets	$3,183	$3,562
Substandard assets	2,971	2,339
Doubtful assets	2	-
Loss assets	-	-
Total classified assets	$6,156	$5,901

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

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
(Dollars in thousands)	2010	2009	2010	2009	2009
Allowance at beginning of period	$2,702	$2,147	$2,509	$1,806	$1,806
Provision for loan losses	200	300	600	690	1,090
Charge-offs	(230)	(107)	(437)	(157)	(390)
Recoveries	-	1	-	2	3
Net charge-offs	(230)	(106)	(437)	(155)	(387)
Allowance at end of period	$2,672	$2,341	$2,672	$2,341	$2,509

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

Note 5.  Deposits

The following table sets forth the balances of our deposit products at the dates indicated.

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$15,346	7.5%	$15,963	8.2%
Interest-bearing demand deposits	13,089	6.4	15,214	7.9
Savings accounts	22,114	10.8	21,560	11.1
Money market accounts	59,850	29.1	53,282	27.5
Certificates of deposit	94,995	46.2	87,562	45.3
Total deposits	$205,394	100.0%	$193,581	100.0%

Note 6.  Borrowings

We utilize borrowings as a supplemental source of funds for loans and securities.  The primary source of borrowings are FHLB advances and, to a limited extent, repurchase agreements. Our FHLB advances include fixed rate advances and a convertible select advance. The FHLB convertible select advance is a long-term borrowing that had a fixed rate for the first five years of the term. Every quarter after the fixed rate term expired, the FHLB has had the option to convert the advance to an adjustable rate advance, which it has elected not to exercise. If the advance is converted to an adjustable rate advance, the Bank has the option at the conversion date or on any future quarterly rate reset date to prepay the advance with no prepayment fee. Advances from the FHLB are secured by the Bank’s stock in the FHLB and certain qualifying mortgage-backed securities to the extent that the defined statutory value must be at least equal to the advances outstanding.

In July 2010, the Company modified a $12.0 million convertible select advance that had an interest rate of 4.79% into a new 5 year fixed rate FHLB advance with an effective interest rate of 3.82%. The debt modification resulted in an $864,000 prepayment penalty which is deferred and amortized in future periods over the life of the new borrowing in accordance with ASC 470-50-40/55 (formerly EITF 96-19) “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. Based on ASC 470-50-40/55, the Company concluded that the revised terms constituted a debt modification rather than a debt extinguishment because the change in the present value of cash flows of the new borrowing changed by less than 10% compared to the present value of the remaining cash flows of the old borrowing.

The following table sets forth borrowings based on their stated maturities and weighted average rates for the periods indicated.

	September 30, 2010		December 31, 2009

		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Due in one year or less	$18,684	3.55%	$31,778	3.27%
Due in one to two years	4,693	4.58	20,909	3.58
Due in two to three years	17,212	3.78	22,041	4.53
Due in three to four years	18,000	3.60	19,783	3.68
Due in four to five years	17,000	3.56	18,000	3.41
Total	$75,589	3.68%	$112,511	3.67%

The following table sets forth information concerning our borrowings for the periods indicated.

	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
(Dollars in thousands)	2010	2009
Maximum amount outstanding at any month end
during the period	$110,456	$127,559
Average amounts outstanding during the period	95,833	118,987
Weighted average rate during the period	3.75%	3.86%

Note 7.  Earnings Per Share

Basic earnings per common share is calculated by dividing FedFirst Financial’s net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. There were no dilution from stock options or awards for the three or nine months ended September 30, 2010. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released. Prior period share amounts were adjusted for comparability using the conversion ratio of 0.4735 due to completion of second step offering on September 21, 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009

Net income of FedFirst Financial Corporation	$295	$105	$964	$472
Weighted-average shares outstanding:
Basic	2,902,104	2,890,243	2,893,437	2,878,149
Effect of dilutive stock options and
restrictive stock awards	-	-	-	-
Diluted	2,902,104	2,890,243	2,893,437	2,878,149

Earnings per share:
Basic and diluted	$0.10	$0.04	$0.33	$0.16

Note 8.  Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of September 30, 2010 and December 31, 2009 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to September 30, 2010 and December 31, 2009 may be different than the amounts reported at each period end.

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

At September 30, 2010, Level 3 includes 11 securities with a fair value of $3.1 million. This balance is comprised of eight mortgage-backed securities with a fair value of $1.4 million and three corporate debt securities with a fair value of $1.7 million, which are pooled trust preferred insurance company term obligations. The mortgage-backed securities, which were AAA rated at purchase, do not have an active market and as such the Company has used an alternative method to determine the fair value of these securities. The fair value has been determined using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions. The corporate debt securities, which were rated A at purchase and are currently rated B+, could not be priced using quoted market prices, observable market activity or comparable trades, and the financial market was considered not active. The trust preferred market has been severely impacted by the lack of liquidity in the credit markets and concern over the financial services industry. Fair values for trust preferred securities were obtained from pricing sources with reasonable pricing transparency, taking into account other unobservable inputs related to the risks for each issuer. The pooled trust preferred corporate term obligations owned are collateralized by the trust preferred securities of insurance companies in the U.S. There has been little or no active trading in these securities; therefore it was more appropriate to determine fair value using a discounted cash flow analysis. Determining the appropriate discount rate for the discounted cash flow analysis combined current and observable market spreads for comparable structured credit products with specific risks identified within each issue. The observable market spreads incorporated both credit and liquidity premiums.

The following tables set forth the fair value hierarchy of securities at September 30, 2010 and December 31, 2009.

(Dollars in thousands)	September 30, 2010	December 31, 2009
Significant other observable inputs (Level 2)	$61,962	$75,983
Significant unobservable inputs (Level 3)	3,084	3,576
Total securities	$65,046	$79,559

	Significant
	Unobservable Inputs
(Dollars in thousands)	(Level 3)
December 31, 2009	$3,576
Total unrealized losses	(344)
Paydowns and maturities	(148)
September 30, 2010	$3,084

(Dollars in thousands)	September 30, 2010	December 31, 2009
The amount of total unrealized (losses) gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized (losses) gains relating to assets still held at period indicated	$(344)	$591

The fair value of Level 2 securities at September 30, 2010 decreased $14.0 million to $62.0 million compared to $76.0 million at December 31, 2009. The decrease in fair value was primarily due to paydowns and calls. There were no transfers in or transfers out of Level 2 securities.

For financial assets measured at fair value on a nonrecurring basis, the following table sets forth the fair value measurements by fair value hierarchy (dollars in thousands):

Level 2	September 30, 2010	December 31, 2009
Impaired loans	$503	$634
Real estate owned	1,036	419

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

The following presents the fair value of financial instruments. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be sustained by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. In addition, the following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009.

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

The following table sets forth the carrying amount and estimated fair value of financial instruments.

(Dollars in thousands)	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$22,150	$22,150	$7,496	$7,496
Securities	65,046	65,046	79,559	79,559
Loans, net	231,379	240,911	240,387	246,502
FHLB stock	6,901	6,901	6,901	6,901
Accrued interest receivable	1,373	1,373	1,556	1,556

Financial liabilities:
Deposits	205,394	207,830	193,581	194,814
Borrowings	75,589	79,626	112,511	115,437
Accrued interest payable	595	595	836	836

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

(Dollars in thousands)	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated

September 30, 2010
Assets	$352,680	$1,263	$65,813	$(75,004)	$344,752
Liabilities	306,163	541	7,939	(29,542)	285,101
Stockholders' equity	46,517	722	57,874	(45,462)	59,651

December 31, 2009
Assets	$353,397	$1,511	$42,392	$(44,007)	$353,293
Liabilities	316,280	783	28	(6,241)	310,850
Stockholders' equity	37,117	728	42,364	(37,766)	42,443

Three Months Ended September 30, 2010
Total interest income	$4,176	$2	$28	$(28)	$4,178
Total interest expense	1,645	-	-	(28)	1,617
Net interest income	2,531	2	28	-	2,561
Provision for loan losses	200	-	-	-	200
Net interest income after provision for loan losses	2,331	2	28	-	2,361
Noninterest income	176	496	-	-	672
Noninterest expense	2,070	462	51	-	2,583
Undistributed net gain of subsidiary	17	-	310	(327)	-
Income before income tax expense (benefit) and
noncontrolling interest in net income of consolidated subsidiary	454	36	287	(327)	450
Income tax expense (benefit)	141	19	(8)	-	152
Net income before noncontrolling interest in net
income of consolidated subsidiary	313	17	295	(327)	298
Less: Noncontrolling interest in net income of
consolidated subsidiary	3	-	-	-	3
Net income	$310	$17	$295	$(327)	$295

Nine Months Ended September 30, 2010
Total interest income	$12,769	$6	$83	$(83)	$12,775
Total interest expense	5,363	-	-	(83)	5,280
Net interest income	7,406	6	83	-	7,495
Provision for loan losses	600	-	-	-	600
Net interest income after provision for loan losses	6,806	6	83	-	6,895
Noninterest income	590	1,790	-	-	2,380
Noninterest expense	6,195	1,353	157	-	7,705
Undistributed net gain of subsidiary	248	-	1,013	(1,261)	-
Income before income tax expense (benefit) and
noncontrolling interest in net income of consolidated subsidiary	1,449	443	939	(1,261)	1,570
Income tax expense (benefit)	387	195	(25)	-	557
Net income before noncontrolling interest in net
income of consolidated subsidiary	1,062	248	964	(1,261)	1,013
Less: Noncontrolling interest in net income of
consolidated subsidiary	49	-	-	-	49
Net income	$1,013	$248	$964	$(1,261)	$964

(Dollars in thousands)	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated
Three Months Ended September 30, 2009
Total interest income	$4,506	$3	$30	$(30)	$4,509
Total interest expense	2,126	-	-	(30)	2,096
Net interest income	2,380	3	30	-	2,413
Provision for loan losses	300	-	-	-	300
Net interest income after provision for loan losses	2,080	3	30	-	2,113
Noninterest income	224	482	-	-	706
Noninterest expense	2,119	475	63	-	2,657
Undistributed net gain of subsidiary	1	-	127	(128)	-
Income before income tax (benefit) expense and
noncontrolling interest in net income of consolidated subsidiary	186	10	94	(128)	162
Income tax (benefit) expense	59	9	(11)	-	57
Net income before noncontrolling interest in net
income of consolidated subsidiary	127	1	105	(128)	105
Less: Noncontrolling interest in net income of
consolidated subsidiary	-	-	-	-	-
Net income	$127	$1	$105	$(128)	$105

Nine Months Ended September 30, 2009
Total interest income	$13,551	$12	$89	$(89)	$13,563
Total interest expense	6,753	-	-	(89)	6,664
Net interest income	6,798	12	89	-	6,899
Provision for loan losses	690	-	-	-	690
Net interest income after provision for loan losses	6,108	12	89	-	6,209
Noninterest income	728	1,778	-	-	2,506
Noninterest expense	6,391	1,288	187	-	7,866
Undistributed net gain of subsidiary	284	-	539	(823)	-
Income before income tax expense (benefit) and
noncontrolling interest in net income of consolidated subsidiary	729	502	441	(823)	849
Income tax expense (benefit)	133	218	(31)	-	320
Net income before noncontrolling interest in net
income of consolidated subsidiary	596	284	472	(823)	529
Less: Noncontrolling interest in net income of
consolidated subsidiary	57	-	-	-	57
Net income	$539	$284	$472	$(823)	$472

Note 10.  Second Step Conversion

On September 21, 2010, the Company completed its second step conversion from the mutual holding company form of organization to the stock holding company form of organization pursuant to a Plan of Conversion and Reorganization. Upon completion of the conversion, FedFirst Financial Corporation, a newly formed state-chartered corporation, became the holding company for First Federal Savings Bank and FedFirst Financial Mutual Holding Company and the former FedFirst Financial Corporation ceased to exist. As part of the conversion and in accordance with the Plan of Conversion, all outstanding shares of the former FedFirst Financial Corporation common stock (other than those owned by FedFirst Financial Mutual Holding Company) were converted into the right to receive 0.4735 of a share of the newly formed FedFirst Financial Corporation common stock resulting in 1,270,484 shares issued in the exchange. In addition, a total of 1,722,185 shares of common stock, par value $0.01 per share, of FedFirst Financial Corporation were sold in subscription, community and syndicated community offerings to certain depositors and borrowers of the Bank and other investors for $10.00 per share, or $17.2 million in the aggregate. Treasury stock held was retired. $1.9 million of offering expenses were netted against the offering proceeds of $17.2 million.

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

General

FedFirst Financial Corporation is a stock holding company established in 2010 to be the holding company for First Federal Savings Bank. FedFirst Financial’s business activity is the ownership of the outstanding capital stock of First Federal. FedFirst Financial’s wholly owned subsidiaries are First Federal Savings Bank, a federally chartered stock savings bank, and FedFirst Exchange Corporation (“FFEC”). FFEC has an 80% controlling interest in Exchange Underwriters, Inc. Exchange Underwriters, Inc. is a full-service, independent insurance agency that offers property and casualty, commercial liability, surety and other insurance products. All significant intercompany transactions have been eliminated.

The Company completed its conversion from the mutual holding company form of organization to the stock holding company form on September 21, 2010. As a result of the conversion, FedFirst Financial Corporation, a newly formed state-chartered corporation, became the holding company for First Federal Savings Bank, and FedFirst Financial Mutual Holding Company and the former FedFirst Financial Corporation ceased to exist. As part of the conversion, all outstanding shares of the former FedFirst Financial Corporation common stock (other than those owned by FedFirst Financial Mutual Holding Company) were converted into the right to receive 0.4735 of a share of the newly formed FedFirst Financial Corporation common stock resulting in 1,270,484 shares issued in the exchange. In addition, a total of 1,722,185 shares of common stock were sold in the subscription, community and syndicated community offerings at the price of $10.00 per share. The completion of the Company’s public offering raised $15.4 million in proceeds, net of $1.9 million in offering expenses.

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

Balance Sheet Analysis

Assets.  Total assets at September 30, 2010 were $344.8 million, a decrease of $8.5 million, or 2.4%, from total assets of $353.3 million at December 31, 2009.

Cash and cash equivalents increased $14.7 million to $22.2 million at September 30, 2010 compared to $7.5 million at December 31, 2009. The increase in cash is due to the receipt of $15.4 million in stock offering proceeds, net of expenses, as part of the Company’s second step conversion.

Securities available-for-sale decreased $14.5 million, or 18.2%, to $65.0 million at September 30, 2010 compared to $79.6 million at December 31, 2009. The decrease was primarily the result of $15.6 million of calls and paydowns. Other securities-related activity included the purchase of $8.1 million of Government-sponsored enterprises and REMICs and $8.1 million of sales of mortgage-backed securities. In addition, the securities portfolio reflects an unrealized gain of $962,000 at September 30, 2010 compared to an unrealized loss of $64,000 at December 31, 2009.

Loans, net, decreased $9.0 million, or 3.7%, to $231.4 million at September 30, 2010 compared to $240.4 million at December 31, 2009. The decrease was primarily the result of payoffs of residential real estate loans, soft loan demand, and $934,000 of loans that were transferred to real estate owned, which included two multi-family real estate loans totaling $634,000, partially offset by a $2.0 million increase in home equity loans and $1.3 million in commercial business loans.

Liabilities.  Total liabilities at September 30, 2010 were $285.1 million, compared to $310.9 million at December 31, 2009, a decrease of $25.7 million, or 8.3%.

Total deposits increased $11.8 million, or 6.1%, to $205.4 million at September 30, 2010 compared to $193.6 million at December 31, 2009. The increase in deposits was primarily in certificates of deposit and money market accounts.

Borrowings decreased $36.9 million, or 32.8%, to $75.6 million at September 30, 2010 compared to $112.5 million at December 31, 2009. Funds generated through deposit growth and loan and securities paydowns were used to reduce borrowings.

Stockholders’ Equity.  Stockholders’ equity was $59.7 million at September 30, 2010, an increase of $17.2 million from December 31, 2009. The increase was primarily due to the receipt of $15.4 million in stock offering proceeds, net of expenses, as part of the Company’s second step conversion. Additionally, as part of the second step conversion, $3.1 million of common stock held in treasury was retired. Stockholders’ equity  also increased as a result of $964,000 in net income for the nine months ended September 30, 2010 and a $624,000 increase in the unrealized gain position of the securities portfolio, net of tax.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Overview.  The Company had net income of $295,000 for the three months ended September 30, 2010, compared to $105,000 for the same period in 2009.

	Three Months Ended
	September 30,
(Dollars in thousands)	2010	2009
Net income of FedFirst Financial Corporation	$295	$105
Return on average assets	0.34%	0.12%
Return on average equity	2.55	1.02
Average equity to average assets	13.24	11.75

Net Interest Income. Net interest income for the three months ended September 30, 2010 increased $148,000 to $2.6 million compared to $2.4 million for the three months ended September 30, 2009. Net interest margin was 3.24% for the three months ended September 30, 2010 compared to 2.97% for the three months ended September 30, 2009. The improvement in net interest margin was primarily attributable to a reduction in borrowings coupled with interest rate reductions on deposits.

Interest income decreased $331,000, or 7.3%, to $4.2 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to a decrease of 27 basis points in yield on interest-earning assets. Interest income on securities decreased $180,000 due to a decrease of 27 basis points in yield and $10.4 million in the average balance, primarily due to paydowns and sales of higher yielding Government-sponsored enterprise and mortgage-backed securities, which were reinvested in lower yielding securities with shorter durations. Interest income on loans decreased $156,000 due to a decrease of $5.2 million in the average balance, which was primarily driven by decreases in residential real estate loans due to payoffs and soft loan demand.

Interest expense decreased $479,000, or 22.9%, to $1.6 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to a decrease of 59 basis points in cost and $9.2 million in the average balance of interest-bearing liabilities. Interest expense on borrowings decreased $302,000 due to a decrease of $29.1 million in the average balance, as deposit growth and loan and security paydowns were used to reduce borrowings. Interest expense on deposits decreased $177,000 due to a decrease of 60 basis points in cost, primarily related to the repricing of money market accounts and maturing certificates of deposit at lower rates, partially offset by an increase of $19.9 million in the average balance, primarily in money market accounts and certificates of deposit.

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

	Three Months Ended September 30,
	2010			2009
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$233,690	$3,338	5.71%	$238,885	$3,494	5.85%
Securities (3)	68,767	832	4.84	79,209	1,012	5.11
Other interest-earning assets	14,002	8	0.23	6,694	3	0.18
Total interest-earning assets	316,459	$4,178	5.28	324,788	$4,509	5.55
Noninterest-earning assets	32,891			24,123
Total assets	$349,350			$348,911

Liabilities and
Stockholders' equity:
Interest-bearing liablities:
Interest-bearing
demand deposits	$13,676	$9	0.26%	$14,187	$11	0.31%
Savings accounts	22,417	28	0.50	22,799	29	0.51
Money market accounts	60,573	155	1.02	50,661	223	1.76
Certificates of deposit	96,269	618	2.57	85,431	724	3.39
Total interest-bearing deposits	192,935	810	1.68	173,078	987	2.28

Borrowings	86,048	807	3.75	115,112	1,109	3.85
Total interest-bearing liabilities	278,983	1,617	2.32	288,190	2,096	2.91

Noninterest-bearing liabilities	24,128			19,729
Total liabilities	303,111			307,919

Stockholders' equity	46,239			40,992
Total liabilities and
stockholders' equity	$349,350			$348,911

Net interest income		$2,561			$2,413

Interest rate spread			2.96%			2.64%
Net interest margin			3.24			2.97
Average interest-earning
assets to average
interest-bearing liablities			113.43%			112.70%

(1) Amount is net of deferred loan costs, loans in process and allowance for loans losses. (2) Amount includes nonaccrual loans in average balances only.
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

	Three Months Ended September 30, 2010
	Compared To
	Three Months Ended September 30, 2009
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$(73)	$(83)	$(156)
Securities	(129)	(51)	(180)
Other interest-earning assets	4	1	5
Total interest-earning assets	(198)	(133)	(331)

Interest expense:
Deposits	104	(281)	(177)
Borrowings	(274)	(28)	(302)
Total interest-bearing liablities	(170)	(309)	(479)
Change in net interest income	$(28)	$176	$148

Provision for Loan Losses.  The provision for loan losses was $200,000 for the three months ended September 30, 2010 compared to $300,000 for the three months ended September 30, 2009. The decrease in the provision is primarily related to changes in the composition of the loan portfolio compared to the prior period. Total nonperforming loans were $1.6 million at September 30, 2010 compared to $1.5 million at September 30, 2009. Nonperforming loans at September 30, 2010 were comprised of 13 residential real estate loans totaling $948,000, two commercial real estate loans totaling $503,000 and two consumer loans totaling $150,000. Net charge-offs were $230,000 for the three months ended September 30, 2010 compared to $106,000 for the three months ended September 30, 2009.

Noninterest Income.  Noninterest income decreased $34,000, or 4.8%, to $672,000 for the three months ended September 30, 2010 compared to $706,000 for the three months ended September 30, 2009 primarily due to the recognition of a $34,000 loss on the sales of real estate owned in the current period.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Three Months Ended
	September 30,
(Dollars in thousands)	2010	2009
Compensation and employee benefits	$1,463	$1,471
Occupancy	353	359
FDIC insurance premiums	99	111
Data processing	121	114
Professional services	184	177
Advertising	26	64
Stationary, printing and supplies	27	37
Telephone	12	16
Postage	34	34
Correspondent bank fees	45	42
Real estate owned expense	23	17
Amortization of intangibles	27	46
All other	169	169
Total noninterest expense	$2,583	$2,657

Noninterest expense decreased $74,000, or 2.8%, to $2.6 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to a $38,000 decrease in advertising expense and $19,000 decrease in the amortization of intangible assets.

Income Tax Expense.  Income tax expense for the three months ended September 30, 2010 increased to $152,000 compared to $57,000 for the same period in 2009 primarily due to a $190,000 increase in net income.

Results of Operations for the Nine months Ended September 30, 2010 and 2009

Overview.  The Company had net income of $964,000 for the nine months ended September 30, 2010 compared to $472,000 for the nine months ended September 30, 2009.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2010	2009
Net income of FedFirst Financial Corporation	$964	$472
Return on average assets	0.37%	0.18%
Return on average equity	2.90	1.55
Average equity to average assets	12.63	11.62

Net Interest Income. Net interest income for the nine months ended September 30, 2010 increased $596,000 to $7.5 million compared to $6.9 million for the nine months ended September 30, 2009. Net interest margin was 3.11% for the nine months ended September 30, 2010 compared to 2.84% for the nine months ended September 30, 2009. The improvement in net interest margin was primarily attributable to a reduction in borrowings coupled with interest rate reductions on deposits.

Interest income decreased $788,000, or 5.8%, to $12.8 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Interest income on securities decreased $678,000 due to a decrease of $9.6 million in the average balance and 53 basis points in yield, primarily due to calls and paydowns and sales of higher yielding Government-sponsored enterprise and mortgage-backed securities, which were reinvested in lower yielding securities with shorter durations. Interest income on loans decreased $113,000 due to a decrease of 8 basis points in yield, primarily from loan payoffs on higher rate residential real estate loans.

Interest expense decreased $1.4 million, or 20.8%, to $5.3 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to a decrease of 60 basis points in cost and $4.7 million in the average balance of interest-bearing liabilities. Interest expense on borrowings decreased $827,000 due to a decrease of $24.4 million in the average balance and 16 basis points in cost. Funds generated through deposit growth and loan and securities paydowns were used to reduce borrowings. Interest expense on deposits decreased $557,000 due to a decrease of 65 basis points in cost, primarily related to the repricing of money market accounts and maturing certificates of deposit at lower rates, partially offset by an increase of $19.7 million in the average balance, primarily in money market accounts and certificates of deposit.

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

	Nine Months Ended September 30,
	2010			2009
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$234,488	$10,113	5.75%	$234,061	$10,226	5.83%
Securities (3)	73,595	2,645	4.79	83,230	3,323	5.32
Other interest-earning assets	13,122	17	0.17	6,823	14	0.27
Total interest-earning assets	321,205	$12,775	5.30	324,114	$13,563	5.58
Noninterest-earning assets	29,865			24,928
Total assets	$351,070			$349,042

Liabilities and
Stockholders' equity:
Interest-bearing liablities:
Interest-bearing
demand deposits	$13,895	$30	0.29%	$13,064	$35	0.36%
Savings accounts	22,239	83	0.50	22,825	99	0.58
Money market accounts	58,773	528	1.20	47,998	778	2.16
Certificates of deposit	93,792	1,943	2.76	85,101	2,229	3.49
Total interest-bearing deposits	188,699	2,584	1.83	168,988	3,141	2.48

Borrowings	95,833	2,696	3.75	120,223	3,523	3.91
Total interest-bearing liabilities	284,532	5,280	2.47	289,211	6,664	3.07

Noninterest-bearing liabilities	22,210			19,262
Total liabilities	306,742			308,473

Stockholders' equity:	44,328			40,569
Total liabilities and
stockholders' equity	$351,070			$349,042

Net interest income		$7,495			$6,899

Interest rate spread			2.83%			2.51%
Net interest margin			3.11			2.84
Average interest-earning
assets to average
interest-bearing liablities			112.89%			112.07%

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

	Nine Months Ended September 30, 2010
	Compared To
	Nine Months Ended September 30, 2009
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$27	$(140)	$(113)
Securities	(365)	(313)	(678)
Other interest-earning assets	9	(6)	3
Total interest-earning assets	(329)	(459)	(788)

Interest expense:
Deposits	337	(894)	(557)
Borrowings	(688)	(139)	(827)
Total interest-bearing liablities	(351)	(1,033)	(1,384)
Change in net interest income	$22	$574	$596

Provision for Loan Losses.  The provision for loan losses was $600,000 for the nine months ended September 30, 2010 compared to $690,000 for the nine months ended September 30, 2009. The decrease in the provision is primarily related to changes in the composition of the loan portfolio compared to the prior period. Net charge-offs were $437,000 for the nine months ended September 30, 2010 compared to $155,000 for the nine months ended September 30, 2009.

Noninterest Income.  Noninterest income decreased $126,000, or 5.0%, to $2.4 million for the nine months ended September 30, 2010 compared to $2.5 million for the nine months ended September 30, 2009. In the prior period, the Company recognized a gain on the sales of available for sale securities of $73,000 and a gain on the sales of real estate owned of $9,000 compared to losses of $5,000 and $24,000 respectively in the current period.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2010	2009
Compensation and employee benefits	$4,400	$4,393
Occupancy	1,069	1,057
FDIC insurance premiums	283	459
Data processing	360	331
Professional services	501	489
Advertising	105	138
Stationary, printing and supplies	88	103
Telephone	37	47
Postage	110	105
Correspondent bank fees	131	127
Real estate owned expense	25	19
Amortization of intangibles	83	68
All other	513	530
Total noninterest expense	$7,705	$7,866

Noninterest expense decreased $161,000, or 2.0%, to $7.7 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to a $176,000 decrease in FDIC insurance premiums. In the prior period, the Company paid $155,000 related to the FDIC’s industry-wide special five basis point assessment to cover losses in the Deposit Insurance Fund. Increased premiums in the prior period were also the result of a change in the assessment calculation.

Income Tax Expense.  Income tax expense for the nine months ended September 30, 2010 increased to $557,000 compared to $320,000 for the same period in 2009 primarily due to a $492,000 increase in net income.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2010, cash and cash equivalents totaled $22.2 million. At September 30, 2010, securities classified as available-for-sale totaled $65.0 million, which provides an additional source of liquidity. In addition, at September 30, 2010, the maximum remaining borrowing capacity at the FHLB of Pittsburgh was approximately $100.5 million. The Bank also has the ability to borrow $3.4 million from the Federal Reserve based upon eligible collateral. At September 30, 2010 and December 31, 2009, the Bank had no borrowings with the Federal Reserve.

Certificates of deposit due within one year of September 30, 2010 totaled $43.5 million, or 45.8% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and borrowings. We believe, however, based on past experience, that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table summarizes the Company’s commitments at the date indicated.

September 30,
(Dollars in thousands)	2010
Loans in process	$2,107
Unused revolving lines of credit	3,389
Unused commercial business lines of credit	4,362
One-to-four family residential commitments	640
Consumer commitments	434
Total commitments outstanding	$10,932

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2010, we exceeded all of our regulatory capital requirements and are considered “well capitalized” under regulatory guidelines. In September 2010, the Company made a $7.7 million investment in the Bank upon the closing of the second step conversion. This investment was outlined in the Company’s Plan of Conversion and Reorganization and was not less than 50% of the net proceeds from the stock offering as required by Office of Thrift Supervision regulations. The following table sets forth the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized (dollars in thousands).

					To Be Well
			For Capital		Capitalized
			Adequacy		Under Prompt
	Actual		Purposes		Corrective Action
September 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$47,010	23.99%	$15,673	8.00%	$19,592	10.00%
Tier 1 capital (to risk weighted assets)	44,561	22.74	7,837	4.00	11,755	6.00
Tier 1 capital (to adjusted total assets)	44,561	12.71	14,026	4.00	17,533	5.00
Tangible capital (to tangible assets)	44,561	12.71	5,260	1.50	N/A	N/A

December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$38,119	19.45%	$15,675	8.00%	$19,594	10.00%
Tier 1 capital (to risk weighted assets)	35,670	18.20	7,838	4.00	11,756	6.00
Tier 1 capital (to adjusted total assets)	35,670	10.12	14,094	4.00	17,617	5.00
Tangible capital (to tangible assets)	35,670	10.12	5,285	1.50	N/A	N/A

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

For the nine months ended September 30, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as the registrant is a smaller reporting company.

Item 4.  Controls and Procedures.

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

There has been no change in FedFirst Financial’s internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, FedFirst Financial’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and Part II of the quarterly report on Form 10-Q for the quarter ended June 30, 2010, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company made the following purchases of its common stock during the three months ended September 30, 2010. The Company does not have any outstanding stock repurchase programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (1)
July 2010	147	$4.50	-
August 2010	3,286	4.57	-
Total	3,433	4.57	-

(1)
In July and August 2010, the Company purchased 3,433 shares that were not made pursuant to a publicly announced program. It was the Company’s obligation to purchase shares from participants in the Company’s Equity Incentive Plan to cover income taxes on vested shares.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  [Removed and Reserved]

Item 5.  Other Information.

None.

Item 6.  Exhibits.

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

FEDFIRST FINANCIAL CORPORATION
(Registrant)

Date:	November 12, 2010	/s/ Patrick G. O’Brien
Patrick G. O’Brien
President and Chief Executive Officer

Date:	November 12, 2010	/s/ Robert C. Barry Jr.
Robert C. Barry Jr.
Chief Financial Officer and Senior Vice President
(Principal Financial Officer and Chief Accounting Officer)