Form 10-K
period 2010-12-31
FedFirst Financial Corp
filed 2011-03-18
CIK 1486058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-54124

FEDFIRST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	80-0578993
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Donner at Sixth Street, Monessen, Pennsylvania	15062
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (724) 684-6800

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, par value $0.01 per share	Nasdaq Stock Market LLC
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  0     No   0

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2010 was approximately $12,580,000.

The number of shares outstanding of the registrant’s common stock as of March 4, 2011 was 2,991,461.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference in Part III of this 10-K.

i

    This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on FedFirst Financial Corporation’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include the following: interest rate trends; the general economic climate in the market area in which FedFirst Financial Corporation operates, as well as nationwide; FedFirst Financial Corporation’s ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation. Additional factors that may affect our results are discussed in this Annual Report on Form 10-K under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. FedFirst Financial Corporation assumes no obligation to update any forward-looking statements.

PART I

ITEM 1.                      BUSINESS

General

FedFirst Financial Corporation (“FedFirst Financial” or the “Company”) is a stock holding company established in 2010, whose wholly owned subsidiary is First Federal Savings Bank (“First Federal” or the “Bank”), a federally chartered stock savings bank. Through its wholly-owned subsidiary FedFirst Exchange Corporation (“FFEC”), the Bank has an 80% controlling interest in Exchange Underwriters, Inc. (“Exchange Underwriters”). Exchange Underwriters is a full-service, independent insurance agency that offers property and casualty, commercial liability, surety and other insurance products.

The Company completed its conversion from the mutual holding company form of organization to the stock holding company form on September 21, 2010. As a result of the conversion, FedFirst Financial Corporation, a newly formed state-chartered corporation, became the holding company for First Federal Savings Bank, and FedFirst Financial Mutual Holding Company and the former FedFirst Financial Corporation ceased to exist. As part of the conversion, all outstanding shares of the former FedFirst Financial Corporation common stock (other than those owned by FedFirst Financial Mutual Holding Company) were converted into the right to receive 0.4735 of a share of the new FedFirst Financial common stock resulting in 1,270,484 shares issued in the exchange. In addition, a total of 1,722,185 shares of common stock were sold in the subscription, community and syndicated community offerings at the price of $10.00 per share or $17.2 million in the aggregate. The completion of the Company’s public offering raised $15.4 million in proceeds, net of $1.9 million in offering expenses.

First Federal operates as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans as well as a variety of deposit products for individuals and businesses from nine locations in southwestern Pennsylvania. First Federal conducts insurance brokerage activities through Exchange Underwriters.  In March 2009, Exchange Underwriters expanded its operation through the acquisition of the Allsurance Insurance Agency (“Allsurance”), which is a full service independent insurance agency that offers life and property and casualty insurance for individuals and small businesses. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Our website address is www.firstfederal-savings.com. Information on our website should not be considered a part of this Annual Report on Form 10-K.

Market Area

Our nine banking offices are located in Fayette, Washington and Westmoreland counties, which is located in the southern suburban area of metropolitan Pittsburgh. Generally, our offices are located in small industrial communities that, in the past, relied extensively on the steel industry. Until the mid-1970s, these communities flourished. However, in the past 30 years, the economy of our market area has diminished in direct correlation with the decline in the United States steel industry. With the decline of the steel industry, Fayette, Washington and Westmoreland counties now have smaller and more diversified economies, with employment in services constituting the primary source of employment in all three counties. The largest private sector employers in our market area are providers of health care services.

 In the past, the communities in which our offices are located provided a stable customer base for traditional thrift products, such as statement savings, certificates of deposit and residential mortgages. Following the closing of the area’s steel mills, population and employment trends declined. The population in many of the smaller communities in our market area continues to shrink as the younger population leaves to seek better and more reliable employment. As a result, the median age of our customers has been increasing. With an aging customer base and little new real estate development, the lending opportunities in our primary market area are limited. To counter these trends, we expanded into communities that are experiencing population growth and economic expansion. In July 2006, we opened an office in Peters Township in Washington County. In June 2007, we opened an office in the downtown area of Washington, Pennsylvania.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and from other financial service companies, such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2010, which is the most recent date for which data is available from the FDIC, we held approximately 0.29% of the deposits in the Pittsburgh metropolitan area. Banks owned by The PNC Financial Services Group, Inc., First Niagara Financial Group, Inc. and Citizens Financial Group, Inc. also operate in our market area. These institutions, as well as many other banking institutions operating in our market area, are significantly larger than us and, therefore, have significantly greater resources.

Our competition for loans comes primarily from financial institutions in our market area and, to a lesser extent, from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

Residential Mortgage Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes located in the greater Pittsburgh metropolitan area. We offer fixed and adjustable rate mortgage loans with terms up to 30 years.

Interest rates and payments on our adjustable rate mortgage loans generally adjust annually after an initial fixed period that ranges from one to ten years. Interest rates and payments on our adjustable rate loans generally are adjusted to a rate typically equal to 2.75% or 3.00% above the applicable index. We use the one-year constant maturity Treasury index for loans that adjust annually and the three-year constant maturity Treasury index for loans that adjust every three years. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. Borrower demand for adjustable versus fixed rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed rate mortgage loans and the initial period interest rates and loan fees for adjustable rate loans. The relative amount of fixed and adjustable rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. We currently have a low demand for our adjustable rate mortgage loans. The loan fees charged, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

Prior to 2006, we purchased newly originated single family, fixed-rate mortgage loans to supplement our origination activities. The properties securing the loans are located in 14 states around the country. We underwrote all of the purchased loans to the same standards as loans originated by us. We may purchase additional loans in the future to supplement our origination activities. At December 31, 2010, we had 122 purchased residential loans that totaled $20.6 million. Of these, 50 loans totaling $6.7 million were secured by homes in Michigan and 26 loans totaling $5.2 million were secured by homes in Ohio.

While residential real estate loans are normally originated with up to 30-year terms, such loans may remain outstanding for shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

We generally do not make conventional loans with loan-to-value ratios exceeding 97%. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral. We require all properties securing mortgage loans to be appraised by a board-approved, independent appraiser. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance for loans on property located in a flood zone, before closing the loan.

In an effort to provide financing for low and moderate income and first-time buyers, we offer a special home buyers program. We offer residential mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines, including reduced fees and loan conditions. We do not engage in subprime or Alt-A lending.

Commercial and Multi-Family Real Estate Loans. We offer a variety of fixed and adjustable rate mortgage loans secured by commercial property and multi-family real estate. These loans generally have terms of ten years with a 20 year amortization and are typically secured by apartment buildings, office buildings, or manufacturing facilities. Loans are secured by first mortgages, and amounts generally do not exceed 80% of the property’s appraised value. In addition to originating these loans, we also participate in loans originated at other financial institutions in the region.

Prior to 2006, we purchased newly originated multi-family real estate loans as part of our efforts to increase our loan portfolio. The properties securing the loans are located in six states throughout the country. We sought geographic diversification among the purchased loans so that we would not concentrate exposure to changes in any particular local or regional economy. We underwrote all of the purchased loans to the same standards as loans originated by us. At December 31, 2010, purchased multi-family real estate loans totaled $5.3 million.

At December 31, 2010, our largest multi-family real estate loan was $1.7 million and was secured by multi-family apartment buildings. Our largest commercial real estate loan was $2.5 million and was secured by a commercial property.  All commercial real estate loans are secured by commercial real estate. These loans were performing in accordance with their original terms at December 31, 2010.

At December 31, 2010, loan participations totaled $10.4 million. All of the properties securing these loans are located in the Pittsburgh metropolitan area. Our largest participation loan was $2.5 million.

Construction Loans. We originate loans to individuals to finance the construction of residential dwellings. We also make loans for the construction of commercial properties, including apartment buildings and owner-occupied properties used for businesses. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 97% on residential construction and 80% on commercial construction. Loans with loan-to-value ratios in excess of 80% on residential construction generally require private mortgage insurance or additional collateral. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.

At December 31, 2010, our largest outstanding residential construction loan commitment was for $850,000, of which none has been disbursed. At December 31, 2010, our largest outstanding commercial construction commitment was for $1.0 million, of which $387,000 had been disbursed. These loans were performing in accordance with their original terms at December 31, 2010.

Commercial Business Loans. We originate commercial business loans to professionals and small businesses in our market area. We offer installment loans for a variety of business needs including capital improvements and equipment acquisition. Other commercial loans are secured by business assets such as accounts receivable, inventory, and equipment, and are typically backed by the personal guarantee of the borrower. We originate working capital lines of credit to finance the short-term needs of businesses. These credit lines are repaid by seasonal cash flows from operations and are also typically backed by the personal guarantee of the borrower.

We also originate commercial leases through a Pittsburgh area machinery and equipment leasing company. These leases are secured by machinery and equipment. At December 31, 2010, we had 16 equipment leases totaling $2.0 million.

When evaluating commercial business loans, we perform a detailed financial analysis of the borrower and/or guarantor which includes but is not limited to: cash flow and balance sheet analysis, debt service capabilities, review of industry (geographic and economic conditions) and collateral analysis. We independently underwrite in accordance with our commercial loan policy all of the equipment leases that we originate through the third-party leasing company.

At December 31, 2010, our largest commercial business loan relationship was a $2.0 million warehouse line of credit, of which $536,000 was outstanding. This loan was performing in accordance with its original terms at December 31, 2010.

Consumer Loans. Our consumer loans include home equity lines of credit, home equity installment loans, loans on savings accounts, and personal lines of credit and installment loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

We offer home equity installment loans and home equity lines of credit. In 2007, we discontinued offering home equity loans with a maximum loan-to-value ratio greater than 100%. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. Home equity installment loans have fixed interest rates and terms that range up to 30 years.

We offer secured consumer loans in amounts up to $20,000. These loans have fixed interest rates and terms that range from one to 10 years. We offer unsecured consumer loans in amounts up to $10,000. These loans have fixed interest rates and terms that range from one to five years.

Loan Underwriting Risks

Adjustable Rate Loans. While we anticipate that adjustable rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed rate mortgages, the increased mortgage payments required of adjustable rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. In addition, although adjustable rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Commercial and Multi-Family Real Estate Loans. Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flow on income properties, we require borrowers and/or guarantors to provide annual financial statements regarding the commercial and multi-family real estate. In reaching a decision on whether to grant a commercial or multi-family real estate loan, we consider the cash flow of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. We also may look to the financial strength of any related entities in approving the request.

We have generally required that the properties securing these real estate loans have a debt service coverage ratio (cash flow available to service debt / debt service) of at least 1.25x and a leverage ratio (debt to worth) of less than 3.0x. Environmental surveys are obtained for requests greater than $1.0 million or when circumstances suggest the possibility of the presence of hazardous materials.

We underwrite all commercial loan participations to the same standards as loans originated by us. In addition, we also consider the financial strength and reputation of the lead lender. We require the lead lender to provide a full closing package as well as annual financial statements for the borrower and related entities so that we can conduct an annual loan review for all loan participations.

Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment. If we are forced to foreclose on a building before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Commercial Business Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. A debt service coverage ratio of at least 1.25x and a leverage ratio of less than 3.0x are also applicable to commercial business loans. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We also maintain allowable advance rates for each collateral type to ensure coverage.

Consumer Loans. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are telephone marketing efforts, existing customers, walk-in traffic, loan brokers, advertising and referrals from customers. We have a relationship with a mortgage broker through which we originate a substantial portion of our residential mortgage loans, and we have a relationship with a commercial leasing company through which we originate commercial equipment leases. We generally originate loans for our portfolio and have not sold any loans in recent years with the exception of the sale of our student loan portfolio in 2006. Prior to 2006, we had purchased loans to supplement our own loan originations.

Loan Approval Procedures and Authority. Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by our board of directors and management. The board of directors has granted certain loan approval authority to a committee of officers. The loan committee approves all residential mortgages, construction loans and all consumer loans that exceed the authority level of certain officers. All commercial and multi-family loans over $500,000 and loans or extensions of credit to insiders require the approval of the board of directors. All commercial loans up to $500,000 require approval from a committee that includes two executive officers.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15.0% of our unimpaired capital and surplus. At December 31, 2010, our regulatory limit on loans to one borrower was $6.6 million. At that date, our largest lending relationship was a $2.5 million commercial real estate loan. This loan was performing in accordance with its original terms at December 31, 2010.

Loan Commitments. We issue commitments for fixed and adjustable rate mortgage and commercial loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 45 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, Government-sponsored enterprise securities and securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds. We also are required to maintain an investment in Federal Home Loan Bank (“FHLB”) of Pittsburgh stock. While we have the authority under applicable law and our investment policies to invest in derivative securities, we have never invested in such investments.

At December 31, 2010, our investment portfolio consisted of Government-sponsored enterprise securities, municipal bonds, mortgage-backed securities issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, guaranteed REMIC pass-through certificates, and corporate debt securities.

Our investment objectives are to provide and maintain liquidity, to provide collateral for pledging requirements, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of investment when demand for loans is weak and to generate a favorable return. Our board of directors has the overall responsibility for the investment portfolio, including approval of the investment policy and appointment of the Investment Committee. The Investment Committee consists of five of our executive officers. The Investment Committee is responsible for implementation of the investment policy and monitoring our investment performance. Individual investment transactions are reviewed and ratified by the board of directors on a monthly basis.

Insurance Activities

We conduct insurance brokerage activities through our 80%-owned subsidiary, Exchange Underwriters. Exchange Underwriters is a full-service, independent insurance agency that offers a variety of property and casualty, liability, and other insurance products for small businesses and individuals through over 25 insurance carriers. Exchange Underwriters is licensed in more than 35 states. In addition to serving businesses and individuals in the Pittsburgh metropolitan areas, Exchange Underwriters has developed specialty programs that are sold nationwide.

Exchange Underwriters generates revenues primarily from commissions paid by insurance companies with respect to the placement of insurance products. Commission revenue includes contingent commissions, which are commissions paid by an insurance carrier that are based on the overall profit and/or volume of the business placed with that insurance carrier during a particular calendar year.

In March 2009, Exchange Underwriters expanded its operation through the acquisition of the Allsurance Insurance Agency, which is a full service independent insurance agency that offers insurance for individuals and small businesses.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and economic conditions.

Deposit Accounts. Substantially all of our depositors are residents of Pennsylvania. Deposits are attracted from within our market area through the offering of a broad selection of deposit products such as noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), statement savings accounts and certificates of deposit (including individual retirement accounts). Deposit products are supported by services including internet banking, bill pay and telephone banking. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, liquidity needs, profitability, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates on all types of deposit products.

In addition to accounts for individuals, we also offer deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include commercial checking accounts, money market accounts, sweep services and remote electronic deposit.

At December 31, 2010, we did not have any brokered deposits.

Borrowings. We utilize advances from the FHLB and, to a limited extent, repurchase agreements to supplement our supply of investable funds. First Federal Savings Bank also has the ability to borrow from the Federal Reserve based upon eligible collateral. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States or Government-sponsored enterprises), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness.

Personnel

At December 31, 2010, we had 90 full-time equivalent employees, including 16 employees of our insurance agency subsidiary, none of whom is represented by a collective bargaining unit. We believe that our relationship with our employees is good.

Subsidiaries

FedFirst Financial’s only direct subsidiary is First Federal Savings Bank. First Federal Savings Bank’s only direct subsidiary is FedFirst Exchange Corporation. FedFirst Exchange Corporation owns an 80% interest in Exchange Underwriters.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are elected annually by the board of directors and serve at the board’s discretion. The following individuals currently serve as executive officers of FedFirst Financial and First Federal Savings Bank.
Name	Position
Patrick G. O’Brien	President and Chief Executive Officer of FedFirst Financial and First Federal Savings Bank

Robert C. Barry, Jr.	Executive Vice President and Chief Financial Officer of FedFirst Financial and First Federal Savings Bank

Richard B. Boyer	Vice President—Insurance Operations of First Federal Savings Bank and President of Exchange Underwriters, Inc.

Henry B. Brown III	Vice President—Manager Production & Credit of First Federal Savings Bank

Geraldine A. Ferrara	Vice President—Manager Branch Service and Sales of First Federal Savings Bank

Jennifer L. George	Vice President—Manager Bank Operations/Corporate Secretary/Compliance Officer/BSA/AML/OFAC Officer of First Federal Savings Bank

Jamie L. Prah	Vice President—Controller, Treasurer and Assistant Corporate Secretary of First Federal Savings Bank and Vice President of FedFirst Financial

DaCosta Smith, III	Vice President—Manager Human Resources of First Federal Savings Bank and Vice President of FedFirst Financial

Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for at least the last five years unless stated otherwise. Ages presented are as of December 31, 2010.

Robert C. Barry, Jr. has served as the Executive Vice President and Chief Financial Officer of FedFirst Financial and First Federal since April 1, 2006. Prior to joining FedFirst Financial, Mr. Barry served as Senior Vice President of the PNC Financial Services Group, Inc. Age 67.

Henry B. Brown III has served as Vice President— Production & Credit of First Federal since August 2007. Prior to joining First Federal, Mr. Brown served as Senior Vice President—Treasury Management at WesBanco Bank, Inc. from May 2005 to August 2007. Age 59.

Geraldine A. Ferrara joined First Federal in October 2005 as Vice President—Consumer Sales Manager. In August 2006, she was named Vice President—Branch Services and Sales. Prior to working with First Federal, Ms. Ferrara served as Vice President—Market Manager at PNC Bank from June 2004 to October 2005. Age 59.

Jennifer L. George joined First Federal in January 2006 as Assistant Controller. In July 2007, she was named Vice President—Bank Operations. In 2010, Ms. George was also appointed Corporate Secretary of First Federal. Prior to working with First Federal, Ms. George served as Accounts Payable Manager with Del Monte Foods from April 2005 to December 2005. Age 39.

Jamie L. Prah has served as Vice President—Controller and Treasurer of First Federal since February 2005. In 2010, Mr. Prah was also appointed Assistant Corporate Secretary of First Federal.  Age 40.

DaCosta Smith, III has served as the Vice President—Manager of Human Resources for First Federal since 1992. Age 55.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, FedFirst Financial is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision.  First Federal Savings Bank, an insured federal savings association, is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the insurer of its deposits.

First Federal Savings Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation.  First Federal Savings Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition and obtain regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings associations.  The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test First Federal Savings Bank’s safety and soundness and compliance with various regulatory requirements.  This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on FedFirst Financial, First Federal Savings Bank and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed by the President on July 21, 2010, provides for the regulation and supervision of federal savings institutions like First Federal Savings Bank to be transferred from the Office of Thrift Supervision to the Office of the Comptroller of the Currency, the agency that regulates national banks.  The Office of the Comptroller of the Currency will assume primary responsibility for examining First Federal Savings Bank and implementing and enforcing many of the laws and regulations applicable to federal savings institutions.  The Office of Thrift Supervision will be eliminated. The transfer will occur one year from the July 21, 2010 enactment of the Dodd-Frank Act, subject to a possible six month extension.  At the same time, the responsibility for supervising and regulating savings and loan holding companies will be transferred to the Federal Reserve Board, which currently supervises bank holding companies.  The Dodd-Frank Act also provides for the creation of a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators.  However, institutions of $10 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and subject to the primary enforcement authority of, the prudential regulator rather than the Consumer Financial Protection Bureau.

Certain regulatory requirements applicable to First Federal Savings Bank and to FedFirst Financial are referred to below or elsewhere herein.  The summary of statutory provisions and regulations applicable to savings associations and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on First Federal Savings Bank and FedFirst Financial and is qualified in its entirety by reference to the actual laws and regulations.

Holding Company Regulation

General.  FedFirst Financial is a unitary savings and loan holding company within the meaning of federal law.  As such, FedFirst Financial is registered with the Office of Thrift Supervision and subject to Office of Thrift Supervision regulations, examination, supervision and reporting requirements.  In addition, the Office of Thrift Supervision has enforcement authority over FedFirst Financial and its non-savings association subsidiaries.  Among other things, that authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

The Dodd-Frank Act regulatory restructuring transfers to the Federal Reserve Board the responsibility for regulating and supervising savings and loan holding companies and will occur one year from the July 21, 2010 effective date of the Dodd-Frank Act, subject to a possible six month extension.

Activities Restrictions. FedFirst Financial is a unitary savings and loan holding company within the meaning of federal law.  As a unitary savings and loan holding company that was in existence prior to May 4, 1999, FedFirst Financial is generally not restricted as to the types of business activities in which it may engage, provided that First Federal Savings Bank continues to be a qualified thrift lender.  See “Federal Savings Association Regulation - QTL Test.”   Upon any non-supervisory acquisition by FedFirst Financial of another savings association or savings bank that meets the qualified thrift lender test and is deemed to be a savings association by the Office of Thrift Supervision, FedFirst Financial would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c) of First Federal Savings Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation.  The Dodd-Frank Act added that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conducts the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company, without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation.  In evaluating applications by holding companies to acquire savings associations, the Office of Thrift Supervision considers, among other things, factors such as the financial and managerial resources and future prospects of FedFirst Financial and institution involved, the effect of the acquisition on the risk to the deposit insurance fund~~s~~, the convenience and needs of the community and competitive effects.

The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, subject to two exceptions:  (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Source of Strength.  The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends.  First Federal Savings Bank must notify the Office of Thrift Supervision thirty (30) days before declaring any dividend to FedFirst Financial.  The financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition of FedFirst Financial.  Under the Federal Change in Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association.  Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of FedFirst Financial’s outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in control of FedFirst Financial.  A change in control definitively occurs upon the acquisition of 25% or more of FedFirst Financial’s outstanding voting stock.  Under the Change in Control Act, the Office of Thrift Supervision generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.  Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Association Regulation

Business Activities.  The activities of federal savings banks are governed by federal laws and regulations.  Those laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage.  In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

The Dodd-Frank Act authorizes the payment of interest on commercial checking accounts, effective July 21, 2011.

Capital Requirements.  The Office of Thrift Supervision capital regulations require savings associations to meet three minimum capital standards:  a 1.5% tangible capital to total assets ratio; a 4% tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio.  In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard.  The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset.  Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital (Tier 2 Capital) includes cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.

At December 31, 2010, First Federal Savings Bank met each of its capital requirements.

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings association that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.”  A savings association that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.”  The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts.  First Federal Savings Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by Federal Deposit Insurance Corporation regulations.  Assessment rates currently range from seven to 77.5 basis points of assessable deposits.  The Federal Deposit Insurance Corporation may adjust the scale uniformly, except that no adjustment can deviate more than three basis points from the base scale without notice and comment.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act requires the Federal Deposit Insurance Corporation to revise its procedures to base its assessments upon total assets less tangible equity instead of deposits. The Federal Deposit Insurance Corporation recently issued a proposed rule that would, if finalized, implement that change beginning the second quarter of 2011.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (as of June 30, 2009), capped at ten basis points of an institution’s deposit assessment base, in order to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  In lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments, which included an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000.  That coverage was made permanent by the Dodd-Frank Act.  In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012.  First Federal Savings Bank opted to participate in the unlimited noninterest-bearing transaction account coverage and First Federal Savings Bank and FedFirst Financial opted not to participate in the unsecured debt guarantee program.  The Dodd-Frank Act extended the unlimited coverage for certain noninterest-bearing transaction accounts from January 1, 2011 until December 31, 2012 without the opportunity for opt out.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended December 31, 2010 averaged 1.045 basis points of assessable deposits.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of First Federal Savings Bank.  Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing.  The management of First Federal Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Loans to One Borrower.  Federal law provides that savings associations are generally subject to the limits on loans to one borrower applicable to national banks.  Generally, subject to certain exceptions, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

QTL Test. Federal law requires savings associations to meet a qualified thrift lender test.  Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least 9 months out of each 12 month period.

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions.  The Dodd-Frank Act makes noncompliance with the qualified thrift lender test also potentially subject to agency enforcement action for a violation of law.  As of December 31, 2010, First Federal Savings Bank maintained 85.5% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions.  Federal regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger.  Under the regulations, an application to and prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision.  If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like First Federal Savings Bank, it is a subsidiary of a holding company.  In the event First Federal Savings Bank’s capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, First Federal Savings Bank’s ability to make capital distributions could be restricted.  In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

Standards for Safety and Soundness.  The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the Office of Thrift Supervision determines that a savings association fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Transactions with Related Parties.  First Federal Savings Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with First Federal Savings Bank, including FedFirst Financial and its other subsidiaries) is limited by federal law.  The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus.  Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law.  The purchase of low quality assets from affiliates is generally prohibited.  Transactions with affiliates must generally be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by FedFirst Financial to its executive officers and directors.  However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws.  Under such laws, First Federal Savings Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control is limited.  The laws limit both the individual and aggregate amount of loans that First Federal Savings Bank may make to insiders based, in part, on First Federal Savings Bank’s capital level and requires that certain board approval procedures be followed.  Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.  Loans to executive officers are subject to additional limitations based on the type of loan involved.

Enforcement.  The Office of Thrift Supervision has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance.  Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases.  The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings association.  If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.

The Office of the Comptroller of the Currency will assume the Office of Thrift Supervision’s enforcement authority as to federal savings associations pursuant to the Dodd-Frank Act regulatory restructuring.

Assessments.  Savings associations are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are computed based upon the savings association’s (including consolidated subsidiaries) total assets, financial condition and complexity of its portfolio.  The Office of Thrift Supervision assessments paid by First Federal Savings Bank for the fiscal year ended December 31, 2010 totaled $96,000.

The Office of the Comptroller of the Currency, which will succeed to the Office of Thrift Supervision’s supervision of federal savings banks under the Dodd-Frank Act regulatory restructuring, similarly supports its operations through assessments on regulated institutions.

Federal Home Loan Bank System

First Federal Savings Bank is a member of the Federal Home Loan Bank System, which consists of twelve (12) regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  First Federal Savings Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  First Federal Savings Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2010 of $6.6 million.

The Federal Home Loan Banks have been required to provide funds for the resolution of insolvent thrifts in the late 1980s and contribute funds for affordable housing programs. These and similar requirements, or general economic conditions, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.  If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, First Federal Savings Bank’s net interest income would likely also be reduced.

Federal Reserve System

The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts).  For 2010, the regulations generally provided that reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio was assessed on net transaction accounts up to and including $55.2 million; a 10% reserve ratio was applied above $55.2 million.  The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements.  The amounts are adjusted annually and, for 2011, require a 3% ratio for up to $58.8 million and an exemption of $10.7 million.  First Federal Savings Bank complies with the foregoing requirements.

Regulatory Restructuring Legislation

On July 21, 2010, President Obama signed the Dodd-Frank Act, which is legislation that restructures the regulation of depository institutions.  In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, requires changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees, reduces the federal preemption afforded to federal savings associations and contains a number of reforms related to mortgage originations.  Many of the provisions of the Dodd-Frank Act contain delayed effective dates and/or require the issuance of regulations.  As a result, it will be some time before their impact on operations can be assessed by management.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and higher compliance, operating, and possibly, interest costs for FedFirst Financial and First Federal Savings Bank.

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2006. For its 2010 fiscal year, FedFirst Financial’s maximum federal income tax rate was 34%.

FedFirst Financial and First Federal have entered into a tax allocation agreement. Because FedFirst Financial owns 100% of the issued and outstanding capital stock of First Federal, FedFirst Financial and First Federal are members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group FedFirst Financial is the common parent corporation. As a result of this affiliation, First Federal may be included in the filing of a consolidated federal income tax return with FedFirst Financial and, if a decision to file a consolidated tax return is made, the parties agree to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal income tax return.

Bad Debt Reserves. For fiscal years beginning before 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $521,000 of FedFirst Financial’s accumulated bad debt reserves would not be recaptured into taxable income unless First Federal Savings Bank makes a “non-dividend distribution” to FedFirst Financial as described below.

Distributions. If First Federal Savings Bank makes “non-dividend distributions” to FedFirst Financial, the distributions will be considered to have been made from First Federal Savings Bank’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from First Federal Savings Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in First Federal Savings Bank’s taxable income. Non-dividend distributions include distributions in excess of First Federal Savings Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of First Federal Savings Bank’s current or accumulated earnings and profits will not be so included in First Federal Savings Bank’s taxable income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if First Federal Savings Bank makes a non-dividend distribution to FedFirst Financial, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. First Federal Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

FedFirst Financial and its non-thrift Pennsylvania subsidiaries are subject to the Pennsylvania Corporation Net Income Tax and Capital Stock and Franchise Tax. The state Corporate Net Income Tax rate for fiscal years ended 2010, 2009 and 2008 was 9.99% and was imposed on FedFirst Financial’s and its non-thrift subsidiaries’ unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 0.289% of a corporation’s capital stock value, which is determined in accordance with a fixed formula.

ITEM 1A.                       RISK FACTORS

The economic recession could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular. The national economy has recently experienced a recession, with rising unemployment levels, declines in real estate values and erosion in consumer confidence. Dramatic declines in the U.S. housing market over the past few years, with falling home prices and increasing foreclosures, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions. Our local economy has mirrored the overall economy. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. Most of our loans are secured by real estate or made to businesses in the southern suburban area of metropolitan Pittsburgh. As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would hurt our earnings. Continuation of the economic downturn could also result in reduced demand for credit or fee-based products and services, which would negatively impact our revenues.

Changes in interest rates could reduce our net interest income and earnings.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest spread and, as a result, our net interest income and net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract. This contraction could be more severe following a prolonged period of lower interest rates, as a larger proportion of our fixed rate residential loan portfolio will have been originated at those lower rates and borrowers may be more reluctant or unable to sell their homes in a higher interest rate environment. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

Our emphasis on residential mortgage loans exposes us to a risk of loss due to a decline in property values.

At December 31, 2010, $142 million, or 60.0%, of our loan portfolio consisted of residential mortgage loans, and $31.3 million, or 13.2%, of our loan portfolio consisted of home equity loans. We currently originate home equity lines of credit with maximum combined loan-to-value ratios of up to 100%. Until 2007, such loans were offered with combined loan-to-value ratios of up to 125%. Recent declines in the housing market have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized—particularly those home equity loans that were originated with combined loan-to-value ratios in excess of 100%—which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral.

Commercial lending may expose us to increased lending risks.

At December 31, 2010, $54.0 million, or 22.8%, of our loan portfolio consisted of commercial and multi-family real estate loans, commercial construction loans and commercial business loans. Commercial lending is an important part of our business strategy, and we expect this portion of our loan portfolio to continue to grow. Commercial loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the borrower’s business. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

The unseasoned nature of our commercial loan portfolio may expose us to increased lending risks.

Many of our commercial real estate and commercial business loans are unseasoned, meaning that they were originated recently. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our future performance.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

As of December 31, 2010, our investment portfolio included 9 securities with unrealized losses of $2.9 million that we considered for other-than-temporary impairment. We evaluate our securities portfolio for other-than-temporary impairment throughout the year. Each investment that has a fair value less than book value is reviewed on a quarterly basis. An impairment charge is recorded against individual securities if management concludes that the decline in value is other than temporary. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Included in securities with unrealized losses are three trust preferred securities with an amortized cost basis of $4.0 million and a fair value of $1.2 million at December 31, 2010. The trust preferred securities were issued by two issuer pools consisting of insurance companies. A number of factors or combinations of factors could cause us to conclude in future reporting periods that these securities have experienced other-than-temporary impairment. These factors include, but are not limited to, failure to make scheduled interest payments, an increase in the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions, and industry or issuer-specific factors that would render us unable to forecast a full recovery of the amortized cost basis.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers will not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss provisions in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of Thrift Supervision, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of Thrift Supervision after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 1.19% of total loans outstanding and 232% of nonperforming loans at December 31, 2010. Our allowance for loan losses at December 31, 2010, may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Our inability to retain deposits as they become due may cause us to rely more heavily on wholesale funding strategies, which could increase our expenses and adversely affect our operating margins and profitability.

A large percentage of our certificates of deposit have maturities of less than one year. The Bank has marketing and pricing initiatives to retain these certificates of deposit when they mature, however, there can be no guarantee that we will retain the deposits necessary to continue to fund asset growth at reasonable prices.  If we are not able to maintain sufficient deposits, we will have to rely more heavily on wholesale strategies to fund our asset growth, which historically are more expensive than retail sources of funding.  If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our operating margins and profitability would be adversely affected.

We do not control the premiums on which our insurance commissions are based, and volatility or declines in premiums may negatively impact the revenues of our insurance agency.

Exchange Underwriters derives most of its revenues from commissions for brokerage services. We do not determine insurance premiums on which our commissions are generally based. Fluctuations in premiums charged by the insurance carriers have a direct and potentially material impact on Exchange Underwriters’ results of operations. Commission levels generally follow the same trend as premium levels, as commissions are derived from a percentage of the premiums paid by the insureds. Due to their cyclical nature, insurance premiums may vary widely between periods. Such variations can have a potentially material impact on our commission revenues.

Contingent commissions paid by insurance companies are less predictable than standard commissions, and any decrease in the amount of contingent commissions received by Exchange Underwriters could adversely affect its results of operations.

Exchange Underwriters derives a portion of its revenues from contingent commissions paid by insurance companies. Contingent commissions are special revenue-sharing commissions paid by insurance companies based upon the profitability, volume and/or growth of the business placed with such companies during the prior year. If, due to the current economic environment or for any other reason, Exchange Underwriters is unable to meet insurance companies’ profitability, volume and/or growth thresholds, and/or insurance companies increase their estimate of loss reserves, over which Exchange Underwriters has no control, actual contingent commissions received by Exchange Underwriters could be less than anticipated, which could negatively affect Exchange Underwriters’ revenues.

Our market area limits our growth potential.

Our offices are located primarily in small industrial communities in the southern suburban area of metropolitan Pittsburgh. Most of these communities have experienced population and economic decline as a result of the decline of the United States steel industry. Because we have an aging customer base and there is little new real estate development in several of the communities where our offices are located, the opportunities for originating loans and growing deposits in our primary market area are limited. If we are unable to grow our business it will be difficult for us to increase our earnings.

Our branching strategy may not be successful.

A key component of our strategy to grow and improve profitability is to expand into communities that are experiencing population growth and economic expansion. In July 2006, we opened a new branch in Peters Township in Washington County, Pennsylvania. In June 2007, we opened a new branch located in the downtown area of Washington, Pennsylvania. We can provide no assurance that we will be successful in increasing the volume of our loans and deposits by expanding our branch network. Building and/or staffing new branch offices will increase our operating expenses. We can provide no assurance that we will be able to manage the costs and implementation risks associated with this strategy so that expansion of our branch network will be profitable.

We own stock in the Federal Home Loan Bank of Pittsburgh, which is experiencing financial difficulties.

Our agreement with the Federal Home Loan Bank of Pittsburgh requires us to purchase capital stock in the Federal Home Loan Bank commensurate with the amount of our advances and unused borrowing capacity. This stock is carried at cost and was $6.6 million at December 31, 2010. If the Federal Home Loan Bank of Pittsburgh is unable to meet minimum regulatory capital requirements or is required to aid the remaining Federal Home Loan Banks, our holding of Federal Home Loan Bank stock may be determined to be other than temporarily impaired and may require a charge to our earnings, which could have a material impact on our financial condition, results of operations and cash flows.

Additionally, in December 2008, the Federal Home Loan Bank of Pittsburgh announced that, as a result of deterioration in earnings, it did not intend to pay a dividend on its common stock for the foreseeable future. Moreover, the Federal Home Loan Bank of Pittsburgh indicated that it would not redeem any common stock associated with member advance repayments and that it may increase its individual member stock investment requirements. The absence of a dividend, the inability to redeem our Federal Home Loan Bank stock, and the obligation to increase our investment in the Federal Home Loan Bank would hurt our interest income. In October 2010, the FHLB initiated a repurchase program based on outstanding excess capital stock. The amount of excess capital stock repurchased from any member was the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.  Based on this evaluation the FHLB repurchased 5% of the Company’s FHLB stock.  Future repurchases of excess capital stock will be determined on a quarterly basis going forward.

Our purchase of out-of-state loans may expose us to increased lending risks.

Prior to 2006, we purchased newly originated residential and multi-family real estate loans secured by properties throughout the United States in order to supplement our own loan originations. At December 31, 2010, we had $20.6 million of purchased residential mortgage loans, of which $394,000 were non-performing, and $5.3 million of purchased multi-family real estate loans, of which all were performing. It is difficult to assess the future performance of this part of our loan portfolio because the properties securing these loans are located outside of our market area, which makes them more difficult to monitor. We can give no assurance that these loans will not have delinquency or charge-off levels above our historical experience, which would adversely affect our future performance.

We are dependent upon the services of key executives.

We rely heavily on our President and Chief Executive Officer, Patrick G. O’Brien. We also rely heavily on the President of Exchange Underwriters, Richard B. Boyer, to manage our insurance operations. The loss of Mr. O’Brien or Mr. Boyer could have a material adverse impact on our operations because, as a small company, we have fewer management-level personnel that have the experience and expertise to readily replace these individuals. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition, and results of operations. We have employment agreements with Messrs. O’Brien and Boyer. We maintain life insurance covering Mr. Boyer under a bank-owned life insurance program.

Increased and/or special FDIC assessments will hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $155,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. Additional increases in the base assessment rate or special assessments would negatively impact our earnings.

Strong competition within our market area could reduce our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2010, which is the most recent date for which information is available, we held 0.29% of the deposits in the Pittsburgh metropolitan area and less than 2.0% of the deposits in each of the counties in which our offices are located. Several of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our primary federal regulator, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of First Federal Savings Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency, which regulates national banks.  Savings and loan holding companies will be regulated by the Board of Governors of the Federal Reserve System.  The Dodd-Frank Act also creates a new federal agency to administer consumer protection and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions, such as the Bank, will be reduced as well, and State Attorneys General will have greater authority to bring a suit against a federally chartered institution for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years.  The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

Not applicable.
ITEM 2.                       PROPERTIES

We currently conduct our banking business through nine full-service offices in Monessen (2), Monongahela, Belle Vernon, Uniontown, Donora, Perryopolis, McMurray and Washington, Pennsylvania. Our administrative offices are located in Monessen, Pennsylvania. Exchange Underwriters has offices in Canonsburg and Mt. Lebanon, Pennsylvania. We own all of our banking offices except for those in McMurray, Washington and one office in Monessen, Pennsylvania. The lease for our McMurray office expires in 2014 and has an option for an additional five year period. The lease for our Washington office expires in 2017 and has an option for two additional five year periods. The lease for our Monessen office expires in 2012. In addition, the Uniontown office is subject to a ground lease that expires in 2014 and has an option to extend for two separate five year period. Both of Exchange Underwriters’ offices are under lease until 2012. The Exchange Underwriters’ offices in Canonsburg and Mt. Lebanon have options for an additional five years and two years, respectively. The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $2.3 million at December 31, 2010.
ITEM 3.                       LEGAL PROCEEDINGS
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
ITEM 4.                      [REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market, Holder and Dividend Information

   Our common stock is listed on the NASDAQ Capital Market under the trading symbol “FFCO.” The following table sets forth the high and low sales prices of the common stock for the four quarters of 2010 and 2009, as reported on the NASDAQ Capital Market.

	2010 (1)		2009 (1)
Quarter	High	Low	High	Low

First Quarter	$14.68	$7.29	$9.61	$6.44
Second Quarter	14.07	10.56	9.19	6.53
Third Quarter	11.83	7.84	10.77	6.44
Fourth Quarter	14.04	11.00	8.89	6.76

(1)	The sales prices are presented as adjusted to reflect the conversion completed September 21, 2010.

FedFirst Financial declared and paid a common stock dividend of $0.03 in the fourth quarter of 2010.  There were no other dividends declared or paid for any other period in 2010 or 2009.  FedFirst can provide no assurance that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue. FedFirst Financial’s ability to pay dividends is dependent on available cash and profitability of First Federal as a source of additional funds. For a discussion of restrictions on the payment of cash dividends by First Federal, see “Business – Regulation and Supervision – Federal Savings Bank Regulation – Limitation on Capital Distributions” in this Annual Report on Form 10-K.

As of March 4, 2011, there were approximately 222 holders of record of our common stock, excluding the number of persons or entities holding stock in street name through various brokerage firms.

Purchases of Equity Securities

There were no purchases of our common stock during the three months ended December 31, 2010. We may not repurchase our shares during the first year following our stock conversion, which was competed September 21, 2010, pursuant to OTS regulations, other than to fund certain equity incentive plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable as we are a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The objective of this section is to help shareholders and potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Overview

We conduct community banking activities by accepting deposits and making loans in our market area. Our lending products include residential mortgage loans, commercial real estate and business loans, and home equity and other consumer loans. We also maintain an investment portfolio consisting primarily of mortgage-backed securities. Our loan and investment portfolios are funded with deposits as well as collateralized borrowings from the Federal Home Loan Bank of Pittsburgh.

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. A secondary source of income is noninterest income, which is revenue that we receive from providing products and services. The majority of our noninterest income generally comes from commissions from the sale of insurance products, service charges (mostly from service charges on deposit accounts) and bank-owned life insurance. In some years we may also recognize income from the sale of securities.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses. The noninterest expenses we incur in operating our business consist primarily of compensation and employee benefits expenses and occupancy expenses, which include depreciation. We also incur expenses for FDIC insurance premiums, data processing and other miscellaneous items.

Compensation and employee benefits consist primarily of: salaries and wages paid to our employees; payroll taxes; and expenses for health insurance, retirement plans, equity compensation plans and other employee benefits.

Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, lease expense, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities.

Federal insurance premiums are payments we make to the FDIC for insurance of our deposit accounts.

Data processing expenses are the fees we pay to third parties for processing customer information, deposits, loans and general ledger activity.

Other expenses include advertising, professional services, stationary, printing, and supplies, telephone, postage, correspondent bank fees, real estate owned expenses, amortization of intangibles and other miscellaneous operating expenses.

Our Business Strategy

The following are the key elements of our business strategy:

•
Improve earnings through asset diversification. Historically, we have emphasized the origination of residential mortgage loans secured by homes in our market area. We intend to continue this emphasis going forward. However, loan diversification improves our earnings because commercial real estate and commercial business loans generally have higher interest rates than residential mortgage loans. Another benefit of commercial lending is that it improves the sensitivity of our interest-earning assets because commercial loans typically have shorter terms than residential mortgage loans and frequently have variable interest rates.

•
Use conservative underwriting practices to maintain asset quality. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards that we believe are conservative. While the delinquencies in our loan portfolio have increased during the recent economic downturn, non-performing loans were 0.51% of our total loan portfolio at December 31, 2010. Although we intend to continue our efforts to originate commercial real estate and business loans, we intend to continue our philosophy of managing loan exposures through our conservative approach to lending.

•
Improve our funding mix by marketing core deposits. Core deposits (demand, money market and savings accounts) comprised 53.9% of our total deposits at December 31, 2010. We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit. We have succeeded in growing core deposits by promoting a sales culture in our branch offices that is supported by the use of technology and by offering a variety of products for our business customers, such as treasury management products, internet banking, and remote deposit capture.

•
Supplement fee income through our insurance operations. Fee income earned through our insurance agency, Exchange Underwriters, supplements our income from banking operations. We expanded our insurance operations in 2009 through the acquisition of another insurance agency. We intend to pursue opportunities to grow this line of business, including hiring insurance producers with established books of business and through further acquisitions.

•
Grow through expansion of our branch network. Since our initial public offering in 2005 we have opened two branches in Washington County in communities that are experiencing population growth and economic expansion. We intend to continue to pursue expansion in our market area through de novo branching in strategic locations that maximize growth opportunities. We also may expand in our market area or in areas contiguous to our market area through the acquisition of branches of other financial institutions or through whole bank acquisitions.

Critical Accounting Policies

In the preparation of our consolidated financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States. Our significant accounting policies are described in the notes to our consolidated financial statements.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that in management’s judgment should be charged-off. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, peer group information, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other factors related to the collectability of the loan portfolio. This evaluation is inherently subjective as it involves a high degree of judgment and requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events; it is probable that we will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Management performs individual assessments of larger impaired loans to determine the existence of loss exposure and, where applicable, the extent of loss exposure based upon the present value of expected future cash flows available to pay the loan, or based upon the estimated realizable collateral where a loan is collateral dependent. Generally, loans excluded from the individual impairment analysis are collectively evaluated by management to estimate losses inherent in those loans. Management determines historical loss experience for each group of loans with similar risk characteristics within the portfolio based on loss experience for loans in each group. Loan categories will represent groups of loans with similar risk characteristics and may include types of loans by product, large credit exposures, concentrations, loan grade, or any other characteristic that causes a loan’s risk profile to be similar to another. We also consider qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience including changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; changes in experience, ability and depth of loan management; changes in the volume and severity of past due loans, non-accrual loans and adversely graded or classified loans; changes in the quality of the loan review system; changes in the value of underlying collateral for collateral dependent loans; existence of or changes in concentrations of credit; changes in economic or business conditions; and the effect of competition, legal and regulatory requirements on estimated credit losses.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OTS, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. See notes 1 and 3 of the notes to consolidated financial statements included in this report.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The realization of deferred tax assets is assessed and a valuation allowance provided, when necessary, for that portion of the asset which is not likely to be realized.

We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

Goodwill. In connection with our acquisition of Exchange Underwriters, we recorded $1.1 million of goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if impairment indicators arise. The goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. We estimate the fair values of the related operations using discounted cash flows. The forecasts of future cash flows are based on our best estimate of future revenues and operating costs, based primarily on contracts in effect, new accounts and cancellations and operating budgets. The impairment analysis requires management to make subjective judgments concerning how the acquired assets will perform in the future. Events and factors that may significantly affect the estimates include competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and industry and market trends. Changes in these forecasts could cause a reporting unit to either pass or fail the first step in the goodwill impairment model, which could significantly change the amount of impairment recorded. Our annual assessment of potential goodwill impairment was completed in the fourth quarter of 2010. Based on the results of this assessment, no goodwill impairment was recognized.

Other-Than-Temporary Impairment (“OTTI”). We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer including any specific events that may influence the operations of the issuer, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market.

We recognize credit-related OTTI on debt securities in earnings while noncredit-related OTTI on debt securities not expected to be sold is recognized in accumulated other comprehensive income (“OCI”). We assess whether the credit loss existed by considering whether (a) we have the intent to sell the security, (b) it is more likely than not that we will be required to sell the security before recovery, or (c) we do not expect to recover the entire amortized cost basis of the security. We can bifurcate the OTTI on securities not expected to be sold or where the entire amortized cost of the security is not expected to be recovered into the components representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss is recognized through earnings.

Corporate debt securities are evaluated for OTTI by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit-related OTTI exists on corporate debt securities.

Revenue Recognition of Insurance Commissions and Contingency Fees. Exchange Underwriters records insurance commission based on the method in which the policy is billed. For policies that Exchange Underwriters directly bills to policyholders, income is recorded when billed. For policies that a third party insurance company directly bills to policyholders on behalf of Exchange Underwriters, income is recorded as payments are received.  Commissions are recorded net of cancellations.

Exchange Underwriters also receives guaranteed supplemental payments and contingency fees that may be significant to its financial results. Guaranteed supplemental payments and contingency fees are dependent on several factors, which include, but are not limited to, eligible written premiums, earned premiums, incurred losses, and stop loss charges. Guaranteed supplemental payments are only accrued when insurance companies offer a lock-in provision and Exchange Underwriters agrees to a stipulated amount that typically includes a predetermined percentage adjusting the final payout calculations.  Otherwise, contingency fees are recorded on a cash basis when received based on final calculations. Contingency fees are typically received in the first quarter of the year. Since insurance companies are not required to provide any estimates, we are not able to accrue contingency fees in the period earned as we do with guaranteed supplemental payments.

Balance Sheet Analysis

General. Total assets decreased $10.2 million, or 2.9%, to $343.1 million during the year ended December 31, 2010. During 2010, total loans, net decreased $10.3 million, or 4.3%, to $230.1 million while securities available-for-sale decreased $806,000, or 1.0%, to $78.8 million. Loan declines were primarily from payoffs of one-to-four family residential loans, which were partially offset by growth in home equity and commercial real estate loans. We improved our funding mix in 2010, as deposits, primarily in the form of core deposits, increased $3.4 million, or 3.3%, and borrowings decreased $35.6 million, or 31.7%.  Payoffs from loans, deposit growth and funds from the completion of our stock offering were used to pay down borrowings.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate residential loans, commercial and multi-family real estate loans and construction loans. We also originate commercial business and consumer loans. In order to improve the mix and profitability of our loan portfolio, we have recently emphasized the origination of commercial real estate and business loans and home equity loans.

Total loans decreased $8.0 million or 3.2%, to $236.8 million at December 31, 2010 compared to $244.7 million at December 31, 2009.

The largest segment of our loan portfolio is residential loans. These loans decreased $16.1 million, or 10.2%, to $142.0 million and represented 60.0% of total loans at December 31, 2010, compared to $158.1 million, or 64.6% of total loans, at December 31, 2009. The decrease was the result of significant loan payoffs primarily driven by economic and market conditions.

Commercial real estate loans increased $2.3 million, or 7.4%, to $33.7 million and represented 14.2% of total loans at December 31, 2010, compared to $31.4 million, or 12.8% of total loans, at December 31, 2009. The increase was the result of our focus on diversifying our loan portfolio by growing our commercial loans and becoming a greater presence in the business community.

Multi-family real estate loans decreased $648,000, or 6.5%, to $9.3 million and represented 3.9% of total loans at December 31, 2010, compared to $10.0 million, or 4.1% of total loans, at December 31, 2009. The decrease was the result of pay-downs of purchased multi-family loans.

Construction loans increased $1.9 million, or 34.2%, to $7.5 million and represented 3.2% of total loans at December 31, 2010, compared to $5.6 million, or 2.3% of total loans, at December 31, 2009.

We originate commercial business loans secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Commercial business loans increased $548,000, or 5.3%, to $10.9 million and represented 4.6% of total loans at December 31, 2010, compared to $10.3 million, or 4.2% of total loans, at December 31, 2009.  The increase from the prior year reflects our continued focus on developing business relationships and improving the mix and profitability of our loan portfolio.

We also originate a variety of consumer loans, including home equity installment loans and lines of credit, loans on savings accounts, and personal lines of credit. Consumer loans increased $4.0 million, or 13.7%, to $33.3 million, or 14.1% of total loans, at December 31, 2010, compared to $29.3 million, or 12.0% of total loans, at December 31, 2009. Home equity loans, which increased $4.2 million, or 15.4% to $31.3 million, accounted for the majority of the increase in consumer loans.

The following table sets forth the composition of our loan portfolio at the dates indicated (dollars in thousands).

December 31,	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Real estate - mortgage:
One-to-four family residential	$141,967	60.0%	$158,073	64.6%	$155,871	65.7%	$135,453	70.4%	$133,821	75.2%
Multi-family	9,343	3.9	9,991	4.1	10,946	4.6	11,985	6.2	18,410	10.3
Commercial	33,732	14.2	31,405	12.8	24,301	10.3	14,483	7.5	5,437	3.1
Total real estate - mortgage	185,042	78.1	199,469	81.5	191,118	80.6	161,921	84.1	157,668	88.6

Real estate - construction:
Residential	6,787	2.9	3,028	1.2	9,833	4.2	6,671	3.5	5,021	2.8
Commercial	736	0.3	2,576	1.1	3,443	1.5	-	-	1,750	1.0
Total real estate - construction	7,523	3.2	5,604	2.3	13,276	5.7	6,671	3.5	6,771	3.8

Consumer:
Home equity	31,252	13.2	27,090	11.1	22,344	9.4	17,862	9.3	9,470	5.3
Other	2,090	0.9	2,243	0.9	1,707	0.7	1,548	0.8	1,405	0.8
Total consumer	33,342	14.1	29,333	12.0	24,051	10.1	19,410	10.1	10,875	6.1

Commercial business	10,875	4.6	10,327	4.2	8,474	3.6	4,341	2.3	2,616	1.5

Total loans	236,782	100.0%	244,733	100.0%	236,919	100.0%	192,343	100.0%	177,930	100.0%

Net premium on loans purchased	116		108		120		191		326
Net deferred loan costs	697		829		850		491		432
Loans in process	(4,716)		(2,774)		(5,899)		(3,614)		(3,104)
Allowance for losses	(2,824)		(2,509)		(1,806)		(1,457)		(866)
Loans, net	$230,055		$240,387		$230,184		$187,954		$174,718

The following table sets forth certain information at December 31, 2010 regarding the dollar amount of loans maturing during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Real estate – construction loans will be converted to a real estate – mortgage loan at the end of the construction period and are reported based on the maturity date of the real estate – mortgage loan (dollars in thousands).

	Amounts Due in
	One Year or Less	One to Five Years	After Five Years	Total
Real estate - mortgage	$539	$13,124	$171,379	$185,042
Real estate - construction	229	157	7,137	7,523
Consumer	2,192	849	30,301	33,342
Commercial business	3,627	5,854	1,394	10,875
Total	$6,587	$19,984	$210,211	$236,782

The following table sets forth the dollar amount of all loans at December 31, 2010 that are due after December 31, 2011 and have either fixed or adjustable interest rates (dollars in thousands).

	Fixed	Adjustable	Total
Real estate - mortgage	$172,734	$11,769	$184,503
Real estate - construction	6,534	760	7,294
Consumer	30,143	1,007	31,150
Commercial business	7,123	125	7,248
Total	$216,534	$13,661	$230,195

Our adjustable rate mortgage loans generally do not provide for downward adjustments below the initial contract rate. This feature has prevented some loans from adjusting downwards in a declining interest rate environment. When market interest rates rise, the interest rates on these loans will not increase until the contract rate (the index plus the margin) exceeds the interest rate floor.

Securities. Our securities portfolio consists primarily of Government-sponsored enterprise securities, mortgage-backed securities, guaranteed REMIC pass-through certificates, and corporate debt securities.

REMICs (real estate mortgage investment conduits) represent a participation interest in a pool of mortgages. REMICs are created by redirecting the cash flows from the pool of mortgages underlying those securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. REMICs may be sponsored by private issuers, such as money center banks or mortgage bankers, or by U.S. Government agencies and Government-sponsored enterprises. We believe that these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.

We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer including any specific events that may influence the operations of the issuer, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market.

In December 2010, we sold the entire private label REMIC portfolio.  Prior to the sale we invested in and were subject to credit risk related to private label REMICs that were directly supported by underlying mortgage loans. Our private label REMICs were credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses. In the second quarter of 2009, we adopted accounting standards related to the recognition and presentation of OTTI, which require the recognition of credit-related OTTI on debt securities in earnings while noncredit related OTTI on debt securities not expected to be sold is recognized in accumulated OCI. The standards require us to assess whether the credit loss existed by considering whether (a) we have the intent to sell the security, (b) it is more likely than not that we will be required to sell the security before recovery, or (c) we do not expect to recover the entire amortized cost basis of the security. The guidance allows us to bifurcate the OTTI on securities not expected to be sold or where the entire amortized cost of the security is not expected to be recovered into the components representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through earnings.

In accordance with the guidance, we evaluated the previously recognized $4.8 million of OTTI charges for private label REMICs. We determined that $3.1 million of the OTTI charges were credit-related and $1.7 million of the OTTI charges were noncredit-related. Since we did not expect to sell these securities and it was more likely than not that we would not be required to sell the securities before recovery of their amortized cost basis, we recorded a $1.1 million increase to retained earnings (net of $584,000 of taxes) and a corresponding increase to accumulated other comprehensive loss (“OCL”) as the cumulative effect adjustment for the noncredit-related portion at April 1, 2009.

We also invest in corporate debt and are subject to credit risk related to pooled trust preferred insurance company term obligations. Corporate debt securities generally have greater credit risk than Government-sponsored enterprises securities and generally have higher yields than government securities of similar duration. Therefore, we limit the amount of the portfolio based on these concerns. At December 31, 2010, we held corporate debt securities with a carrying value of $1.2 million.

At December 31, 2010, we had three debt securities that were in an unrealized loss position for 12 months or greater at an amount of $2.8 million. These securities consisted of two pools of insurance company-issued preferred trust obligations. These securities were downgraded from their original rating at issuance to below investment grade. The lack of liquidity in the market for this type of security, credit rating downgrades and market uncertainties were factors contributing to the unrealized losses on these securities. These securities are evaluated for OTTI by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. We consider the discounted cash flow analysis to be primary evidence when determining whether credit-related OTTI exists. Additionally, reports are reviewed that provide information for the amount of deferral/defaults that would have to occur to prevent the tranche from collecting contractual cash flows (principal and interest). With respect to one issuer pool, actual deferrals and defaults as a percentage of current collateral was 9.0% and excess subordination as a percentage of current performing collateral was 9.11%. With respect to the other issuer pool, there were no deferrals or defaults and excess subordination as a percentage of current performing collateral was 14.33%. Based on the analysis performed, the fact that we do not expect to sell these securities, and that it is more likely than not that we will not be required to sell the securities before recovery of our amortized cost basis, we concluded that there was no OTTI on these securities at December 31, 2010.

Securities at amortized cost decreased $660,000, or 0.8%, to $79.0 million at December 31, 2010.The majority of the activity account for change was paydowns of $14.8 million, calls of $5.1 million, and security sales of $14.4 million which included a realized loss of $658,000, partially offset by purchases of $34.4 million of Government-sponsored enterprises, mortgage-backed securities, and REMICs. In addition, the securities portfolio reflects an unrealized loss of $210,000 at December 31, 2010 compared to $64,000 at December 31, 2009.

The following table sets forth the amortized cost and fair value of the securities portfolio at the dates indicated (dollars in thousands).

December 31,	2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Government-sponsored
enterprises	$7,580	$7,614	$5,954	$5,745	$9,267	$9,366
Municipal bonds	4,012	4,296	4,014	4,271	-	-
Mortgage-backed	32,747	33,989	35,467	36,936	41,359	41,980
REMICs	30,580	31,565	30,144	30,465	32,590	32,383
Corporate debt	3,995	1,240	3,995	2,093	3,995	1,655
Equities	49	49	49	49	49	49
Total securities
available-for-sale	$78,963	$78,753	$79,623	$79,559	$87,260	$85,433

    At December 31, 2010, we had no investments in a single company or entity (other than with Government-sponsored enterprises) that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of our mortgage-backed and debt securities at December 31, 2010. Certain mortgage-backed securities have adjustable interest rates and will reprice periodically within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2010, mortgage-backed securities and REMICs with adjustable rates totaled $10.5 million (dollars in thousands).

	Amounts due in

	One Year or Less		One Year to Five Years		Five Years to Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Government-sponsored
enterprises	$-	-%	$-	-%	$3,006	3.34%	$4,608	4.36%	$7,614	3.96%
Municipal bonds	-	-	2,096	5.14	2,200	5.85	-		4,296	5.50
Mortgage-backed	-	-	15	3.62	10,982	2.40	22,992	4.89	33,989	4.06
REMICs	-	-	-	-	194	4.52	31,371	3.62	31,565	3.63
Corporate debt	-	-	-	-	-	-	1,240	2.34	1,240	2.34
Total available-for-sale
debt securities	$-	-%	$2,111	5.13%	$16,382	3.03%	$60,211	4.05%	$78,704	3.87%
Equity securities									49
Total securities
available-for-sale									$78,753

Deposits. Our deposit base is comprised of demand deposits, savings accounts, money market accounts and certificates of deposits. We consider demand deposits, savings accounts and money market accounts to be core deposits. Total deposits increased $10.0 million, or 5.2%, for the year ended December 31, 2010, as money market deposit accounts increased $5.7 million, and certificates of deposit increased $6.5 million. These increases were partially offset by declines of $351,000 in noninterest-bearing deposits, $1.6 million in interest-bearing demand deposits and $240,000 in savings accounts.

The following table sets forth the balances of our deposit products at the dates indicated (dollars in thousands).

	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$15,612	7.7%	$15,963	8.2%	$12,005	6.9%
Interest-bearing demand deposits	13,584	6.7	15,214	7.9	11,336	6.6
Savings accounts	21,320	10.5	21,560	11.1	22,477	13.0
Money market accounts	58,949	29.0	53,282	27.5	43,873	25.4
Certificates of deposit	94,097	46.1	87,562	45.3	83,113	48.1
Total deposits	$203,562	100.0%	$193,581	100.0%	$172,804	100.0%

    The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2010. Jumbo certificates of deposit require minimum deposits of $100,000 (dollars in thousands).

Certificates
Maturity Period	of Deposit
Three months or less	$3,581
Over three through six months	3,501
Over six through twelve months	3,696
Over twelve months	14,832
Total jumbo certificates	$25,610

    The following table sets forth certificates of deposit classified by rates at the dates indicated (dollars in thousands).

December 31,	2010	2009	2008
Less than 1.00%	$6,774	$-	$-
1.01 - 2.00%	28,318	22,052	-
2.01 - 3.00%	36,270	19,367	24,950
3.01 - 4.00%	10,045	26,167	30,358
4.01 - 5.00%	10,103	15,118	20,674
5.01 - 6.00%	1,746	2,284	4,543
6.01 - 7.00%	841	2,574	2,588
Total certificates of deposits	$94,097	$87,562	$83,113

    The following table sets forth the amount and maturities of certificates of deposit at December 31, 2010 (dollars in thousands).

Amounts Due in
	One Year	One to	Two to	Three to	Four to	Five Years		Percent of
	or Less	Two Years	Three Years	Four Years	Five Years	and Thereafter	Total	Total
Less than 1.00%	$6,576	198	-	-	-	-	6,774	7.2%
1.01 - 2.00%	20,374	7,317	592	23	12	-	28,318	30.1
2.01 - 3.00%	10,714	11,818	4,500	1,646	3,041	4,551	36,270	38.5
3.01 - 4.00%	1,807	2,100	634	3,236	1,291	977	10,045	10.7
4.01 - 5.00%	1,313	3,071	1,498	652	1,865	1,704	10,103	10.7
5.01 - 6.00%	1,065	497	-	1	-	183	1,746	1.9
6.01 - 7.00%	841	-	-	-	-	-	841	0.9
Total	$42,690	$25,001	$7,224	$5,558	$6,209	$7,415	$94,097	100.0%

    The following table sets forth deposit activity for the periods indicated (dollars in thousands).

Years Ended December 31,	2010	2009	2008
Beginning balance	$193,581	$172,804	$155,558
Increase before interest credited	6,541	16,335	12,019
Interest credited	3,440	4,442	5,227
Net increase in deposits	9,981	20,777	17,246
Deposits at end of year	$203,562	$193,581	$172,804

    Borrowings. We utilize borrowings from the FHLB of Pittsburgh and, to a limited extent, repurchase agreements to supplement our funding for loans and securities (dollars in thousands).

Years Ended December 31,	2010	2009	2008
Maximum amount outstanding at any month end during the year	$110,456	$127,559	$135,337
Average amounts outstanding during the year	90,455	118,987	120,704
Weighted average rate during the year	3.75%	3.86%	3.99%
Balance outstanding at end of year	$76,893	$112,511	$132,410
Weighted average rate at end of year	3.52%	3.67%	3.87%

    Borrowings decreased $35.6 million, or 31.7%, in the year ended December 31, 2010. Outstanding advances mature in 2011 through 2015. The decrease in borrowings was funded through deposit growth and loan and security paydowns as well as from the completion of the second step offering.

Stockholders’ Equity. Stockholders’ equity increased $16.1 million, or 38.0%, to $58.6 million at December 31, 2010.  The increase was primarily due to the receipt of $15.4 million in stock offering proceeds, net of expenses, as part of the Company’s second step conversion. Additionally, as part of the second step conversion, $3.1 million of common stock held in treasury was retired. Stockholders’ equity also increased as a result of $608,000 in net income.

Results of Operations for the Years Ended December 31, 2010 and 2009

Overview.

(Dollars in thousands)	2010	2009
Net income	$608	$557
Return on average assets	0.17%	0.16%
Return on average equity	1.26	1.36
Average equity to average assets	13.85	11.72

Net income was $608,000 for 2010, compared to $557,000 for 2009.

Net Interest Income. Net interest income increased $671,000, or 7.2%, to $10.1 million for the year ended December 31, 2010 compared to $9.4 million for the year ended December 31, 2009. Net interest spread and net interest margin were 2.84% and 3.14%, respectively, for the year ended December 31, 2010 as compared to 2.56% and 2.89%, respectively, for the year ended December 31, 2009. The improvement in net interest margin was primarily attributable to a reduction in borrowings coupled with interest rate reductions on deposits.

Total interest income decreased $1.3 million, or 7.0%, to $16.8 million for the year ended December 31, 2010 as compared to $18.1 million for the year ended December 31, 2009.  Interest income on securities decreased $923,000 due to a decrease of $9.5 million in the average balance and 58 basis points in yield, primarily due to calls and paydowns and sales of higher yielding Government-sponsored enterprise and mortgage-backed securities, which were reinvested in lower yielding securities with shorter durations. Interest income on loans decreased $341,000 due to a decrease of 8 basis points in yield, primarily from loan payoffs on higher rate residential real estate loans, as well as from a decline in the average balance.

Total interest expense decreased $1.9 million, or 22.2%, to $6.7 million for the year ended December 31, 2010. Interest expense on borrowings decreased $1.2 million or 26.2% to $3.4 million primarily due to a decrease of $28.5 million in the average balance and 11 basis points in average cost.  Funds generated through deposit growth and loan and securities paydowns as well as funds from the completion of the stock offering were used to reduce borrowings.  Interest expense on deposits decreased $722,000, or 17.8%, to $3.3 million as a result of a decrease in the average cost of 61 basis points due to repricing of certificates of deposit and money market accounts partially offset by an increase in the average balance of $18.2 million in the aforementioned categories.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented (dollars in thousands). Interest income has not been calculated on a tax-equivalent basis because the impact would be insignificant.

Years Ended December 31,	2010			2009
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$233,257	$13,366	5.73%	$236,035	$13,707	5.81%
Securities (3)	73,206	3,404	4.65	82,721	4,327	5.23
Other interest-earning assets	13,490	25	0.19	6,551	17	0.26
Total interest-earning
assets	319,953	$16,795	5.25	325,307	$18,051	5.55
Noninterest-earning assets	28,464			25,071
Total assets	$348,417			$350,378

Liabilities and
Stockholders' equity:
Interest-bearing liablities:
Interest-bearing
demand deposits	$13,768	$39	0.28%	$13,531	$46	0.34%
Savings accounts	22,074	110	0.50	22,536	126	0.56
Money market accounts	58,994	666	1.13	49,262	969	1.97
Certificates of deposit	94,094	2,529	2.69	85,444	2,925	3.42
Total interest-bearing
deposits	188,930	3,344	1.77	170,773	4,066	2.38

Borrowings	90,455	3,390	3.75	118,987	4,595	3.86
Total interest-bearing
liabilities	279,385	6,734	2.41	289,760	8,661	2.99

Noninterest-bearing liabilities	20,791			19,568
Total liabilities	300,176			309,328

Stockholders' equity	48,241			41,050
Total liabilities and
stockholders' equity	$348,417			$350,378

Net interest income		$10,061			$9,390

Interest rate spread			2.84%			2.56%
Net interest margin			3.14			2.89
Average interest-earning
assets to average
interest-bearing liablities			114.52%			112.27%

(1)	Amount is net of deferred loan costs, loans in process, and estimated allowance for loan losses.
(2)	Amount includes nonaccrual loans in average balances only.
(3)	Amount does not include effect of unrealized (loss) gain on securities available-for-sale.

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income (dollars in thousands). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The total column represents the sum of change. Changes related to volume/rate are prorated into volume and rate components.

	2010 Compared to 2009
	Increase (Decrease) Due to
	Volume	Rate	Total

Interest and dividend income:
Loans, net	$(153)	$(188)	$(341)
Securities	(470)	(453)	(923)
Other interest-earning assets	14	(6)	8
Total interest-earning assets	(609)	(647)	(1,256)

Interest expense:
Deposits	399	(1,121)	(722)
Borrowings	(1,077)	(128)	(1,205)
Total interest-bearing liablities	(678)	(1,249)	(1,927)
Change in net interest income	$69	$602	$671

    Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2010 and 2009 (dollars in thousands).

Years Ended December 31,	2010	2009
Allowance at beginning of year	$2,509	$1,806
Provision for loan losses	850	1,090
Charge-offs	(535)	(390)
Recoveries	-	3
Net charge-offs	(535)	(387)
Allowance at end of year	$2,824	$2,509

Provisions for loan losses were $850,000 for 2010 compared to $1.1 million for 2009.  Although net charge-offs increased to $535,000 for the year ended December 31, 2010 compared to $387,000 for the year ended December 31, 2009, the decrease in the provision is primarily related to a decrease of $8.0 million in gross loans. The allowance for loan losses to total loans ratio increased to 1.19% at December 31, 2010 compared to 1.03% at December 31, 2009.

An analysis of the changes in the allowance for loan losses is presented under “Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income. The following table summarizes noninterest (loss) income for the years ended December 31, 2010 and 2009 (dollars in thousands).

Years Ended December 31,	2010	2009
Fees and service charges	$518	$572
Insurance commissions	2,324	2,219
Income from bank-owned life insurance	284	288
Net (loss) gain on sales of securities	(658)	73
Net (loss) gain on sale of real estate owned	(42)	46
Other	26	21
Total noninterest income	$2,452	$3,219

Noninterest income decreased $767,000 or 23.8%, to $2.5 million for the year ended December 31, 2010 compared to of $3.2 million for the same period in 2009.  In the current period, the Company recognized a $658,000 loss on the sales of available for sale securities, primarily from the $653,000 loss recognized from restructuring a portion of its investment portfolio by selling collateralized mortgage obligations that were private label REMICs backed by Alt-A fixed-rate mortgage loans, and a loss of $42,000 on the sales of real estate owned properties compared to gains recognized in the prior period of $73,000 and $46,000, respectively. The overall decrease was partially offset by an increase of $105,000 in insurance commissions to $2.3 million in the current period compared to $2.2 million in the prior period.

Noninterest Expense. The following table summarizes noninterest expense for the years ended December 31, 2010 and 2009 (dollars in thousands).

Years Ended December 31,	2010	2009
Compensation and employee benefits	$6,051	$5,764
Occupancy	1,425	1,424
FDIC insurance premiums	353	571
Data processing	486	431
Professional services	624	628
Advertising	131	200
Stationery, printing and supplies	119	139
Telephone	48	63
Postage	146	138
Correspondent bank fees	172	168
Real estate owned expense	234	139
Amortization of intangibles	110	98
All other	714	790
Total noninterest expense	$10,613	$10,553

Noninterest expense increased $60,000, or 0.6%, remaining at approximately $10.6 million for the years ended December 31, 2010 and December 31, 2009.  The change is primarily due to an increase in compensation expense related to the Company’s supplemental executive retirement plan due to the impact of lower interest rates.  In addition, real estate owned expense increased in the current period primarily due to a write-down of an REO property that was subsequently sold.  This was partially offset by a decrease in FDIC insurance premiums.  In the prior year the FDIC imposed an industry-wide special five basis point assessment to cover losses in the Deposit Insurance Fund. We paid $155,000 for our portion of the special assessment.

Other notable changes in noninterest expense are as follows: Data processing increased due to increased volume and addition of services; Stationary, telephone and all other, which includes employee expenses, decreased as a result of improved cost management.  Advertising decreased as the prior year included significant marketing of loan, deposit and insurance products as well as an image-related campaign.

Income Taxes. In 2010 we had income tax expense of $386,000 compared to $358,000 in 2009. We determined that we were not required to establish a valuation allowance for deferred tax assets since it is more likely than not that the deferred tax assets will be realized through future taxable income and future reversals of existing taxable temporary differences. For more information, see note 9 of the notes to consolidated financial statements.

Results of Operations of Exchange Underwriters

Exchange Underwriters had net income of $280,000 in 2010 compared to $254,000 in 2009. Growth in revenues was partially offset by higher operating expenses.

Overall, insurance revenue increased $105,000 to $2.3 million for the year ended December 31, 2010 compared to $2.2 million for the year ended December 31, 2009. Substantially all of the revenue of Exchange Underwriters comes from commissions received for the sale of insurance.  The increase in insurance commissions was primarily from personal and commercial lines. Revenue also includes guaranteed supplemental payments and contingency fees of $354,000 and $330,000 for the years ended December 31, 2010 and 2009, respectively.

Total expenses increased $60,000 to remain at approximately $1.8 million for the year ended December 31, 2010 and December 31, 2009. The increase is primarily from compensation due to addition of personnel and higher commissions based on volume.

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis. Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans.

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. When the loan becomes 15 days past due a past due notice is generated and sent to the borrower. If the payment is not received within five days, a second past due notice is sent. If payment is not then received by the 30th day of delinquency, additional letters and phone calls generally are made. Generally, when a mortgage loan becomes 60 days past due, we send a letter notifying the borrower that he or she may apply for assistance under a state mortgage assistance program. If the borrower does not apply for assistance within the allotted time period or applies for assistance and is rejected, we will commence foreclosure proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Generally, when a consumer loan becomes 60 days past due, we institute collection proceedings and attempt to repossess any personal property that secures the loan. We may consider loan workout arrangements with certain borrowers under certain circumstances.

Management informs the board of directors monthly of the amount of loans delinquent more than 30 days, all loans in foreclosure and all foreclosed and repossessed property that we own.

Market Risk Management. The process by which we manage our interest rate risk is called asset/liability management. The goal of our asset/liability management is to increase net interest income without taking undue interest rate risk while maintaining adequate liquidity. The Asset Liability Committee is responsible for the identification and management of interest rate risk exposure and continuously evaluates strategies to manage our exposure to interest rate fluctuations.

Analysis of Nonperforming and Classified Assets. We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and all previously accrued and unpaid interest is reversed against earnings.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid balance of the loan, plus foreclosure costs, or fair market value at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our nonperforming assets at the dates indicated (dollars in thousands).

December 31,	2010	2009	2008	2007	2006
Nonaccrual loans:
Real estate - mortgage
One-to-four family residential
Originated	$332	$137	$210	$492	$592
Purchased	394	227	235	772	-
Total one-to-four family residential	726	364	445	1,264	592

Multi-family
Originated	-	-	-	-	-
Purchased	-	634	-	-	-
Total multi-family	-	634	-	-	-
Commercial	493	98	187	-	-
Total real estate - mortgage	1,219	1,096	632	1,264	592

Real estate - construction
Residential	-	-	-	-	-
Commercial	-	-	-	-	-
Total real estate - construction	-	-	-	-	-

Consumer
Home equity
Loan to value of 80% or less	-	79	-	-	-
Loan to value of greater than 80%	-	45	-	-	155
Total home equity	-	124	-	-	155
Other	-	11	4	17	20
Total consumer	-	135	4	17	175

Commercial business	-	-	-	-	-
Total nonaccrual loans	1,219	1,231	636	1,281	767

Accruing loans past due 90 days or more	-	-	-	-	-
Total nonaccrual loans and accruing
loans past due 90 days or more	1,219	1,231	636	1,281	767
Real estate owned	426	419	295	1,119	569
Total nonperforming assets	$1,645	$1,650	$931	$2,400	$1,336

Troubled debt restructurings:
In nonaccrual status	$493	$-	$-	$-	$-
Performing under modifed terms	672	-	-	-	-
Total troubled debt restructurings	$1,165	$-	$-	$-	$-

Total nonperforming loans to total loans	0.51%	0.50%	0.27%	0.67%	0.43%
Total nonperforming assets to total assets	0.48	0.47	0.27	0.79	0.47

Interest income that would have been recorded for the years ended December 31, 2010 and December 31, 2009 had nonaccruing loans been current according to their original terms amounted to $190,000 and $80,000, respectively. No interest related to nonaccrual loans was included in interest income for the year ended December 31, 2010 and 2009.

At December 31, 2010 nonaccrual loans consisted primarily of seven residential mortgage loans that total $726,000 of which four were originated internally in the amount of $332,000 and three purchased residential loans in the amount of $394,000.  Of these loans one originated and one purchased residential property in the amounts of $160,000 and $231,000 were in process of foreclosure at December 31, 2010.  Additionally, nonaccrual loans included one commercial real estate relationship which consisted of two loans in the amount of $493,000.

At December 31, 2009 nonaccrual loans consisted of two multi-family real estate loans to one borrower that totaled $634,000 and were subsequently foreclosed on in the first quarter of 2010.  Nonaccrual loans also included one commercial real estate loan for $98,000, four residential loans for $364,000 and four consumer loans for $135,000.  The four residential loans were comprised of two originated and two purchased loans in the amounts of $137,000 and $227,000, respectively.

Loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties are considered troubled debt restructurings (TDRs). TDRs typically result from our loss mitigation activities and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Total nonaccrual loans in the table above include TDRs of $493,000 at December 31, 2010 related to one commercial real estate relationship in which the borrower was given a six month interest-only payment concession.  In addition, there was one TDR of $672,000 that has demonstrated performance under the modified terms and therefore is in a performing (accrual) status as of December 31, 2010. The modified terms of this commercial real estate participation loan included extending the maturity date by three years and decreasing the interest rate. There were no TDRs at December 31, 2009. Once a loan is classified as a TDR, the determination of income recognition is based on the status of the loan prior to classification.  If a loan is in nonaccrual status then it shall remain in that classification for a minimum of a six month term until factors indicating collectability no longer exist.  Loans that are current at the time of classification will remain on an accrual basis and monitored.  If restructured contractual terms of loan are not met then the loan will be placed on nonaccrual status.

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2010.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial real estate	$493	$493	$-	$547	$4

With an allowance recorded
Commercial real estate	672	672	170	680	32

Total
Commercial real estate	$1,165	$1,165	$170	$1,227	$36

Federal regulations require us to review and classify our assets on a regular basis. In addition, the OTS has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard” assets must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as substandard or doubtful we establish a general valuation allowance for loan losses and in some cases charge-off a portion of loans classified as doubtful. If we classify an asset as loss, we charge-off an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of our classified assets at the dates indicated (dollars in thousands). Real estate owned properties are considered substandard based on internal policy.

December 31,	2010	2009	2008
Special mention assets	$3,156	$3,562	$1,944
Substandard assets	3,047	2,339	745
Doubtful assets	-	-	187
Loss assets	-	-	-
Total classified assets	$6,203	$5,901	$2,876

At December 31, 2010, special mention assets consisted of five relationships with one relationship totaling $970,000 which includes three commercial real estate loans, three business loans and two consumer loans.  The remaining four relationships consist of five commercial real estate loans totaling $2.1 million.  Substandard assets consisted of all non-accrual loans, real estate owned and two commercial real estate loans in the amount of $1.4 million.

    Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated (dollars in thousands).

December 31,	2010			2009			2008
	30-59	60-89	90 Days	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or Greater	Days	Days	or Greater	Days	Days	or Greater
	Past	Past	Past	Past	Past	Past	Past	Past	Past
	Due	Due	Due	Due	Due	Due	Due	Due	Due
Real estate - mortgage
One-to-four family residential
Originated	$1,109	$59	$332	$1,427	$225	$137	$1,867	$222	$210
Purchased	260	168	394	371	216	227	98	-	235
Total one-to-four family
residential	1,369	227	726	1,798	441	364	1,965	222	445
Multi-family
Originated	-	-	-	-	-	-	-	-	-
Purchased	-	-	-	-	-	634	-	-	-
Total multi-family	-	-	-	-	-	634	-	-	-
Commercial	753	-	68	-	503	98	206	-	187
Total real estate - mortgage	2,122	227	794	1,798	944	1,096	2,171	222	632

Real estate - construction
Residential	-	-	-	-	-	-	872	-	-
Commercial	-	-	-	-	-	-	-	-	-
Total real estate - construction	-	-	-	-	-	-	872	-	-

Consumer
Home equity
Loan to value of 80% or less	89	133	-	-	-	79	30	-	-
Loan to value of greater
than 80%	-	32	-	-	-	45	141	-	-
Total home equity	89	165	-	-	-	124	171	-	-
Other	2	-	-	8	-	8	10	11	4
Total consumer	91	165	-	8	-	132	181	11	4

Commercial business	-	-	-	-	-	-	-	-	-
Total delinquencies	$2,213	$392	$794	$1,806	$944	$1,228	$3,224	$233	$636

    Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

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

There are currently two loan relationships that are individually evaluated for impairment and are both considered troubled debt restructurings. The first relationship is a commercial real estate in which the borrower was given a six month interest-only payment concession. It was determined based on appraisal of the underlying loan collateral that there was sufficient collateral to cover the outstanding loan balance.  Therefore, a specific allowance was not established on this relationship. The second relationship is related to a commercial real estate participation in which a $170,000 specific allowance was established due to a decline in the underlying collateral as determined by a recent appraisal on the property.

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

Our historical loss experience and qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in our loan portfolio and economy. In 2009 and 2010, the historical loss factors were adjusted for each group of loans to place more emphasis on recent loss and expected experience instead of a utilizing a historical three to four year average. In the one to four family purchased portfolio, home equity loans with a loan-to-value ratio less than 80%, and commercial business portfolio, we use our most recent year loss experience to establish loss potential as we believe the most recent year is more indicative of the losses expected in this portfolio. In addition, the qualitative factor related to changes in underlying collateral was adjusted due to the current real estate conditions outside the Bank’s footprint, specifically in the Michigan area where the majority of our delinquent purchased loans are located.

We also consider qualitative or environmental factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience including changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; changes in experience, ability and depth of loan management; changes in the volume and severity of past due loans, nonaccrual loans and adversely graded or classified loans; changes in the quality of the loan review system; changes in the value of underlying collateral for collateral dependent loans; existence of or changes in concentrations of credit; changes in economic or business conditions; and the effect of competition, legal and regulatory requirements on estimated credit losses.

At December 31, 2010, our allowance for loan losses represented 1.19% of total loans compared to 1.03% at December 31, 2009. The increase is due to the changing composition of the loan portfolio as commercial real estate and business loans, which have greater inherent risk, comprised 18.8% of total loans at December 31, 2010 compared to 17.0% at December 31, 2009.  In addition, the ratio increased due to the impact of placing more emphasis on recent loss experience, specifically in the one-to-four family purchased portfolio.

We identify loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans and other loans about which management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in collateral value would result in our charging off the loan or the portion of the loan that was impaired.

The OTS, as an integral part of its examination process, periodically reviews our allowance for loan losses. The OTS may require us to make additional provisions for loan losses based on judgments different from ours.

The following table sets forth the allowance for loan losses by loan category at the dates indicated (dollars in thousands).

December 31,	2010		2009		2008		2007		2006
		Percent of		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total		Total
	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)
Real estate - mortgage
One-to-four family residential	$991	60.0%	$964	64.6%	$716	65.7%	$514	70.4%	$272	75.2%
Multi-family	139	3.9	129	4.1	92	4.6	164	6.2	138	10.3
Commercial	804	14.2	647	12.8	387	10.3	190	7.5	92	3.1
Total real estate - mortgage	1,934	78.1	1,740	81.5	1,195	80.6	868	84.1	502	88.6

Real estate - construction	11	3.2	8	2.3	20	5.7	16	3.5	22	3.8

Consumer
Home equity	586	13.2	489	11.1	405	9.4	146	9.3	134	5.3
Other	26	0.9	31	0.9	19	0.7	24	0.8	13	0.8
Total consumer	612	14.1	520	12.0	424	10.1	170	10.1	147	6.1

Commercial business	171	4.6	160	4.2	121	3.6	95	2.3	74	1.5
Unallocated	96	-	81	-	46	-	308	-	121	-
Total allowance for loan losses	$2,824	100.0%	$2,509	100.0%	$1,806	100.0%	$1,457	100.0%	$866	100.0%

    (1) Represents percentage of loans in each category to total loans.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with GAAP, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated (dollars in thousands).

Years Ended December 31,	2010	2009	2008	2007	2006
Allowance at beginning of year	$2,509	$1,806	$1,457	$866	$800
Provision for loan losses	850	1,090	878	1,119	84
Charge-offs:
Real estate - mortgage
One-to-four family residential
(originated)	(82)	(32)	(307)	-	*
One-to-four family residential
(purchased)	(181)	(105)	(135)	-	*
Multi-family (originated)	-	-	-	-	*
Multi-family (purchased)	(46)	(130)	-	(355)	*
Commercial	-	(63)	(40)	-	*
Total real estate - mortgage	(309)	(330)	(482)	(355)	(18)

Real estate - construction
Residential	-	-	-	-	-
Commercial	-	-	-	-	-
Total real estate - construction	-	-	-	-	-

Consumer
Home equity (loan to value
of 80% or less)	(87)	-	-	-	-
Home equity (loan to value
of greater than 80%)	(119)	(46)	(27)	(158)	-
Other	(18)	(14)	(20)	(15)	-
Total consumer	(224)	(60)	(47)	(173)	-

Commercial business	(2)	-	-	-	-
Total charge-offs	(535)	(390)	(529)	(528)	(18)
Recoveries	-	3	-	-	-
Net charge-offs	(535)	(387)	(529)	(528)	(18)
Allowance at end of year	$2,824	$2,509	$1,806	$1,457	$866

Allowance to nonperforming loans	231.67%	203.82%	283.96%	113.74%	112.91%
Allowance to total loans	1.19	1.03	0.76	0.76	0.49
Net charge-offs to average loans	0.23	0.16	0.25	0.29	0.01

* Charge-off data by loan class not available

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

We have an Asset/Liability Committee, which includes members of executive management, to communicate, coordinate and control all aspects of our business involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

We use an interest rate sensitivity analysis prepared by the OTS to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, this analysis is not performed for decreases of more than 100 basis points. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the OTS, presents the change in our net portfolio value at December 31, 2010 that would occur in the event of an immediate change in interest rates based on OTS assumptions, with no effect given to any steps that we might take to counteract that change (dollars in thousands).

					NPV as a Percent of
December 31, 2010	Net Portfolio Value (“NPV”)				Portfolio Value of Assets
Basis Point (“bp”)	Dollar	Dollar	Percent
Change in Rates	Amount	Change	Change		NPV Ratio	Change
300 bp	$33,730	$(20,678)	(38.0	) %	10.29%	(490	) bp
200	41,672	(12,736)	(23.4)		12.30	(289)
100	49,153	(5,255)	(9.7)		14.06	(113)
50	51,617	(2,791)	(5.1)		14.59	(60)
Static	54,408	-	-		15.19	-
(50)	55,414	1,006	1.8		15.35	16
(100)	56,580	2,172	4.0		15.56	37

The OTS uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of available-for-sale securities and borrowings from the Federal Home Loan Bank of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2010, cash and cash equivalents totaled $9.3 million. Securities classified as available-for-sale that are not pledged as collateral, and which provide additional sources of liquidity, totaled $66.8 million at December 31, 2010. In addition, at December 31, 2010, we had a maximum remaining borrowing capacity at the FHLB of approximately $101.6 million. We also have the ability to borrow $3.0 million from the Federal Reserve based upon eligible collateral.

At December 31, 2010, we had $14.3 million of commitments to lend, which was comprised of $4.7 million of loans in process, $897,000 of home equity/installment loan commitments, $443,000 residential commitments, $3.2 million of unused consumer lines of credit, and $5.1 million of unused commercial lines of credit. Certificates of deposit due within one year of December 31, 2010 totaled $42.7 million, or 45.4% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and borrowings. We believe, however, based on past experience that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of December 31, 2010 (dollars in thousands).

	Amounts Due in
		One Year	One to	Three to	After
	Total	or Less	Three Years	Five Years	Five Years
Borrowings	$77,681	$22,159	$25,522	$30,000	$-
Operating lease obligations (1)	844	206	325	197	116
Total	$78,525	$22,365	$25,847	$30,197	$116

(1)Payments are for lease of real property.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits. No further changes in our funding mix are currently planned or expected, other than changes in the ordinary course of business resulting from deposit flows. For information about our costs of funds, see “Results of Operations for the Years Ended December 31, 2010 and 2009—Net Interest Income.”

    The following table presents our primary investing and financing activities during the periods indicated (dollars in thousands).

Years Ended December 31,	2010	2009
Investing activities:
Loans disbursed or closed	$(40,555)	$(55,419)
Loan principal repayments	48,743	43,688
Proceeds from maturities and principal repayments of securities	19,884	23,152
Proceeds from sales of securities available-for-sale	14,449	4,094
Purchases of securities	(34,352)	(17,973)

Financing activities:
Increase in deposits	9,981	20,777
Decrease in borrowings	(35,618)	(19,899)

FedFirst Financial Corporation is a separate legal entity from First Federal Savings Bank and must provide for its own liquidity. FedFirst Financial’s financial obligations consist primarily of its operating expenses and payments of dividends to shareholders, when declared. FedFirst Financial has no outstanding indebtedness.  FedFirst Financial’s available sources of income are interest and dividends on its investments and dividends from First Federal Savings Bank. The amount of dividends that First Federal Savings Bank can pay to FedFirst Financial in any calendar year without the prior approval of the Office of Thrift Supervision cannot exceed retained net income for the year plus retained net income for the two prior calendar years.

Capital Management. We are subject to various regulatory capital requirements administered by the OTS, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2010, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

The following table sets forth First Federal Savings Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized (dollars in thousands).

					To Be Well
			For Capital		Capitalized
			Adequacy		Under Prompt
	Actual		Purposes		Corrective Action
December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$46,565	25.44%	$14,641	8.00%	$18,302	10.00%
Tier 1 capital (to risk weighted assets)	44,277	24.19	7,321	4.00	10,981	6.00
Tier 1 capital (to adjusted total assets)	44,277	12.95	13,681	4.00	17,102	5.00
Tangible capital (to tangible assets)	44,277	12.95	5,130	1.50	N/A	N/A

December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$38,119	19.45%	$15,675	8.00%	$19,594	10.00%
Tier 1 capital (to risk weighted assets)	35,670	18.20	7,838	4.00	11,756	6.00
Tier 1 capital (to adjusted total assets)	35,670	10.12	14,094	4.00	17,617	5.00
Tangible capital (to tangible assets)	35,670	10.12	5,285	1.50	N/A	N/A

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 13 of the notes to consolidated financial statements.

For the year ended December 31, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

    Effect of Inflation and Changing Prices

The Consolidated Financial Statements and related financial data presented in this Annual Report on Form 10-K have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this item is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information required by this item is included herein beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.	CONTROLS AND PROCEDURES

    FedFirst Financial’s management, including FedFirst Financial’s principal executive officer and principal financial officer, have evaluated the effectiveness of FedFirst Financial’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, FedFirst Financial’s disclosure controls and procedures were effective.

    There have been no changes in FedFirst Financial’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, FedFirst Financial’s internal control over financial reporting.

    See Item 8 for management’s report on internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information regarding the directors and officers of FedFirst Financial and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2011 Annual Meeting of Stockholders and to Part I, Item 1 “Business – Executive Officers of the Registrant” to this Annual Report on Form 10-K. FedFirst Financial has adopted a Code of Ethics and Business Conduct which is available on our website at www.firstfederal-savings.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners

The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Stock Ownership” in FedFirst Financial’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in FedFirst Financial’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of FedFirst Financial knows of no arrangements, including any pledge by any person or securities of FedFirst Financial’s, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table provides information at December 31, 2010 for compensation plans under which equity securities may be issued.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options	outstanding options	securities reflected
Plan Category	warrants and rights	warrants and rights	in column (A))
	(A)	(B)	(C)
Equity compensation plans:
Approved by stockholders	98,936	$19.13	54,483

Not approved by stockholders	-	-	-
Total	98,936	$19.13	54,483

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information relating to principal accounting fees and expenses is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1
Articles of Incorporation of FedFirst Financial Corporation (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 333-165437) initially filed on March 12, 2010)

3.2	Bylaws of FedFirst Financial Corporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (Registration No. 333-165437) initially filed on March 12, 2010)

10.1
Form of First Federal Savings Bank Employee Severance Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004) (1)

10.2
Director Fee Continuation Agreements dated as of June 30, 1999 by and between First Federal Savings Bank and certain Directors (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004) (1)

10.3
Executive Supplemental Retirement Plan Agreement dated as of June 1, 2002 by and between First Federal Savings Bank and Richard B. Boyer (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004) (1)

10.4
Split Dollar Life Insurance Agreements dated as of June 30, 1999 by and between First Federal Savings Bank and certain Directors (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004) (1)

10.5
Split Dollar Life Insurance Agreement dated as of June 1, 2002 by and between First Federal Savings Bank and Richard B. Boyer (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004) (1)

10.6
Employment Agreement dated as of May 29, 2002 by and between First Federal Savings Bank and Richard B. Boyer (incorporated herein by reference to Exhibit 10.15 to the Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004) (1)

10.7
Lease Agreement dated as of June 1, 2002 by and between Exchange Underwriters, Inc. and Richard B. and Wendy A. Boyer (incorporated herein by reference to Exhibit 10.17 to the Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004)

10.8
Employment Agreement dated as of March 31, 2006 by and between First Federal Savings Bank, FedFirst Financial Corporation and Robert C. Barry, Jr. (incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed on March 30, 2006) (1)

10.9	FedFirst Financial Corporation 2006 Equity Incentive Plan dated as of March 28, 2006 (incorporated herein by reference to Appendix C to the Proxy Statement filed on April 13, 2006) (1)

10.10
Amendment dated as of April 28, 2008 to the Director Fee Continuation Agreements Between First Federal Savings Bank and certain directors (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008) (1)

10.11
Amendment dated as of July 19, 2002 to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008) (1)

10.12
Amendment dated as of July 19, 2002 to the Executive Supplemental Retirement Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008) (1)

10.13
Amendment dated as of September 13, 2005 to the Executive Supplemental Retirement Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer, and to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (incorporated herein by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008) (1)

10.14
Amendment dated April 28, 2008 to the Supplemental Retirement Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008) (1)

10.15
Employment Agreement dated as of June 1, 2008 by and between Exchange Underwriters, Inc. and Richard B. Boyer (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008) (1)

10.16
Employment Agreement dated as of May 21, 2009 by and between First Federal Savings Bank, FedFirst Financial Corporation and Patrick G. O’Brien (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 13, 2009) (1)

10.17
Consulting Agreement dated as of May 21, 2009 by and between FedFirst Financial Corporation, First Federal Savings Bank and John G. Robinson (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 13, 2009) (1)

10.18
Amendment dated as of June 1, 2009 to the Employment Agreement by and between First Federal Savings Bank, FedFirst Financial Corporation and Robert C. Barry, Jr. (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 13, 2009) (1)

10.19
Amendment dated as of December 23, 2008 to the Employment Agreement by and between First Federal Savings Bank, FedFirst Financial Corporation and Robert C. Barry, Jr. (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 13, 2009) (1)

10.20
Amendment dated as of October 15, 2009 to the Employment Agreement by and between Exchange Underwriters, Inc. and Richard B. Boyer (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 13, 2009) (1)

10.21
Amendment dated as of April 1, 2010 to the Employment Agreement by and between First Federal Savings Bank, FedFirst Financial Corporation and Robert C. Barry, Jr.  (incorporated herein by reference to Exhibit 10.21 to the Registration Statement on Form S-1/A (Registration No. 333-165437) initially filed on May 6, 2010) (1)

10.22
Amendment dated as of April 1, 2010 to the Employment Agreement by and between First Federal Savings Bank, FedFirst Financial Corporation and Patrick G. O’Brien (incorporated herein by reference to Exhibit 10.22 to the Registration Statement on Form S-1/A (Registration No. 333-165437) initially filed on May 6, 2010) (1)

10.23
Amendment dated as of April 1, 2010 to the Employment Agreement by and between Exchange Underwriters, Inc. and Richard B. Boyer (incorporated herein by reference to Exhibit 10.23 to the Registration Statement on Form S-1/A (Registration No. 333-165437) initially filed on May 6, 2010) (1)

21.0	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.0 to the Registration Statement on Form S-1 (Registration No. 333-165437) initially filed on March 12, 2010) (1)

23.1	Consent of ParenteBeard LLC

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Principal Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer
___________________
(1)	Management contract or compensation plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FedFirst Financial Corporation

Date: March 18, 2011		/s/ PATRICK G. O’BRIEN
	By:	Patrick G. O’Brien
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ PATRICK G. O’BRIEN	President, Chief Executive	March 18, 2011
Patrick G. O’Brien	Officer and Director (principal executive officer)

/s/ ROBERT C. BARRY, JR.	Executive Vice President and	March 18, 2011
Robert C. Barry, Jr.	Chief Financial Officer

/s/ R. CARLYN BELCZYK	Director	March 18, 2011
R. Carlyn Belczyk

/s/ RICHARD B. BOYER	Director	March 18, 2011
Richard B. Boyer

/s/ JOHN M. KISH	Director	March 18, 2011
John M. Kish

/s/ JOHN J. LACARTE	Director	March 18, 2011
John J. LaCarte

/s/ JOHN M SWIATEK	Director	March 18, 2011
John M Swiatek

/s/ DAVID L. WOHLEBER	Director	March 18, 2011
David L. Wohleber

FINANCIAL STATEMENTS

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

FedFirst Financial Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in a report entitled Internal Control — Integrated Framework. Based on our assessment, management has concluded FedFirst Financial Corporation maintained effective internal control over financial reporting as of December 31, 2010.

FedFirst Financial Corporation is neither an accelerated filer nor a large accelerated filer defined by §240.12b-2.  Accordingly, the Company and its independent public accounting firm are not required to include in this Annual Report an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant §229.308(a)(4) of Regulation S-K and §210.2-02 (f)(1) of regulation S-X, respectively.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
FedFirst Financial Corporation
Monessen, Pennsylvania

We have audited the accompanying consolidated statements of financial condition of FedFirst Financial Corporation and subsidiaries (“Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FedFirst Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Pittsburgh, Pennsylvania
March 18, 2011

CONSOLIDATED STATEMENTS OF FINANCIALS CONDITIONS

December 31,	2010	2009
(Dollars in thousands except share data)

Assets:

Cash and cash equivalents:
Cash and due from banks	$1,626	$1,545
Interest-earning deposits	7,694	5,951
Total cash and cash equivalents	9,320	7,496

Securities available-for-sale	78,753	79,559
Loans, net	230,055	240,387
Federal Home Loan Bank ("FHLB") stock, at cost	6,556	6,901
Accrued interest receivable - loans	1,038	1,133
Accrued interest receivable - securities	327	423
Premises and equipment, net	2,281	2,411
Bank-owned life insurance	7,998	7,714
Goodwill	1,080	1,080
Real estate owned	426	419
Deferred tax assets and tax credit carryforwards	3,017	3,487
Other assets	2,222	2,283
Total assets	$343,073	$353,293

Liabilities and Stockholders' Equity:

Deposits:
Noninterest-bearing	15,612	15,963
Interest-bearing	187,950	177,618
Total deposits	203,562	193,581

Borrowings	76,893	112,511
Advance payments by borrowers for taxes and insurance	455	475
Accrued interest payable - deposits	298	376
Accrued interest payable - borrowings	300	460
Other liabilities	2,978	3,447
Total liabilities	284,486	310,850

Stockholders' equity:
FedFirst Financial Corporation stockholders' equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock $0.01 par value; 20,000,000 shares authorized; 2,991,461 and 3,176,001 shares issued and 2,991,461 and 2,995,584 shares outstanding	30	67
Additional paid-in-capital	42,016	29,558
Retained earnings - substantially restricted	18,140	17,619
Accumulated other comprehensive loss, net of deferred taxes benefit of $82 and $25	(128)	(39)
Unearned Employee Stock Ownership Plan ("ESOP")	(1,555)	(1,728)
Common stock held in treasury, at cost (0 and 180,417 shares)	-	(3,113)
Total FedFirst Financial Corporation stockholders' equity	58,503	42,364
Noncontrolling interest in subsidiary	84	79
Total stockholders' equity	58,587	42,443
Total liabilities and stockholders' equity	$343,073	$353,293

See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2010	2009
(Dollars in thousands, except per share amounts)

Interest income:
Loans	$13,366	$13,707
Securities	3,404	4,327
Other interest-earning assets	25	17
Total interest income	16,795	18,051

Interest expense:
Deposits	3,344	4,066
Borrowings	3,390	4,595
Total interest expense	6,734	8,661
Net interest income	10,061	9,390

Provision for loan losses	850	1,090
Net interest income after provision for loan losses	9,211	8,300

Noninterest income:
Fees and service charges	518	572
Insurance commissions	2,324	2,219
Income from bank-owned life insurance	284	288
Net (loss) gain on sales of securities	(658)	73
Net (loss) gain on sales of real estate owned	(42)	46
Other	26	21
Total noninterest income	2,452	3,219

Noninterest expense:
Compensation and employee benefits	6,051	5,764
Occupancy	1,425	1,424
FDIC insurance premiums	353	571
Data processing	486	431
Professional services	624	628
Other	1,674	1,735
Total noninterest expense	10,613	10,553

Income before income tax expense and noncontrolling interest
in net income of consolidated subsidiary	1,050	966
Income tax expense	386	358
Net income before noncontrolling interest in net income
of consolidated subsidiary	664	608
Noncontrolling interest in net income of consolidated subsidiary	56	51
Net income of FedFirst Financial Corporation	$608	$557

Earnings per share:
Basic and diluted	$0.21	$0.19

See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME

				Accumulated		Common	Non-	Total
		Additional		Other		Stock	controlling	Stock-	Compre-
	Common	Paid-in-	Retained	Compre-	Unearned	Held in	Interest in	holders'	hensive
	Stock	Capital	Earnings	hensive Loss	ESOP	Treasury	Subsidiary	Equity	Income
(Dollars in thousands)

Balance at January 1, 2009	$67	$29,291	$15,930	$(1,111)	$(1,901)	$(2,955)	$103	$39,424
Cumulative effect adjustment as of
April 1, 2009 for the noncredit-
related portion of other-than-
temporary impairment losses
previously recognized in earnings,
net of tax of $(584)	-	-	1,132	(1,132)	-	-	-	-
Comprehensive income:
Net income	-	-	557	-	-	-	51	608	$608
Reclassification adjustment
on sales of securities
available-for-sale,
net of tax of $(11)	-	-	-	(17)	-	-	-	(17)	(17)
Unrealized gain on securities
available-for-sale,
net of tax of $1,432	-	-	-	2,221	-	-	-	2,221	2,221
Purchase of common stock
stock to be held in
treasury (8,666 shares)	-	-	-	-	-	(77)	-	(77)
ESOP shares committed to be
released (8,182 shares)	-	(110)	-	-	173	-	-	63
Stock-based compensation
expense	-	296	-	-	-	-	-	296
Stock awards issued	-	(41)	-	-	-	41		-
Stock awards forfeited	-	122	-	-	-	(122)	-	-
Distribution to noncontrolling
shareholder	-	-	-	-	-	-	(75)	(75)
Total comprehensive income									2,812
Less: Comprehensive income
attributable to the noncontrolling
interest in subsidiary									51
Comprehensive income attributable
to FedFirst Financial Corporation									$2,761

Balance at December 31, 2009	$67	$29,558	$17,619	$(39)	$(1,728)	$(3,113)	$79	$42,443

See Notes to the Consolidated Financial Statements

				Accumulated		Common	Non-	Total
		Additional		Other		Stock	controlling	Stock-	Compre-
	Common	Paid-in-	Retained	Compre-	Unearned	Held in	Interest in	holders'	hensive
	Stock	Capital	Earnings	hensive Loss	ESOP	Treasury	Subsidiary	Equity	Income
(Dollars in thousands)

Balance at January 1, 2010	$67	$29,558	$17,619	$(39)	$(1,728)	$(3,113)	$79	$42,443
Comprehensive income:
Net income	-	-	608	-	-	-	56	664	$664
Reclassification adjustment
on sales of securities
available-for-sale,
net of tax of $190	-	-	-	294	-	-	-	294	294
Unrealized loss on securities
available-for-sale,
net of tax of $(247)	-	-	-	(383)	-	-	-	(383)	(383)
Corporate reorganization
Exchange of common stock held
by FedFirst Financial Mutual
Holding Company	(36)	19	-	-	-	-	-	(17)
Retirement of common stock
held in treasury	(4)	(3,145)	-	-	-	3,149	-	-
Exchange of common stock	(14)	15	-	-	-	-	-	1
Stock offering proceeds, net of
offering expenses	17	15,338	-	-	-	-	-	15,355
Purchase of common stock
stock to be held in
treasury (1,625 shares)	-	-	-	-	-	(16)	-	(16)
ESOP shares committed to be
released (8,182 shares)	-	(82)	-	-	173	-	-	91
Stock-based compensation
expense	-	293	-	-	-	-	-	293
Stock awards forfeited	-	20	-	-	-	(20)	-	-
Distribution to noncontrolling
shareholder	-	-	-	-	-	-	(51)	(51)
Cash dividends paid ($0.03 per share)	-	-	(87)	-	-	-	-	(87)
Total comprehensive income									575
Less: Comprehensive income
attributable to the noncontrolling
interest in subsidiary									56
Comprehensive income attributable
to FedFirst Financial Corporation									$519

Balance at December 31, 2010	$30	$42,016	$18,140	$(128)	$(1,555)	$-	$84	$58,587

See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2010	2009
(Dollars in thousands)

Cash flows from operating activities:
Net income	$608	$557
Adjustments to reconcile net income to net cash provided
by operating activities
Minority interest in net income of consolidated subsidiary	56	51
Provision for loan losses	850	1,090
Depreciation	525	563
Amortization of intangibles	110	98
Net loss (gain) on sales of available-for-sale securities	658	(73)
Impairment loss on real estate owned	206	124
Net loss (gain) on sales of real estate owned	42	(46)
Deferred income tax expense	477	752
Net accretion of security premiums and loan costs	145	187
Noncash expense for ESOP	90	63
Noncash expense for stock-based compensation	293	296
Increase in bank-owned life insurance	(284)	(288)
Decrease (increase) in other assets	173	(1,010)
Decrease in other liabilities	(707)	(367)
Net cash provided by operating activities	3,242	1,997

Cash flows from investing activities:
Net loan repayments (originations)	8,188	(11,731)
Proceeds from maturities, calls and and principal repayments of
securities available-for-sale	19,884	23,152
Proceeds from sales of securities available-for-sale	14,449	4,094
Purchases of securities available-for-sale	(34,352)	(17,973)
Purchases of premises and equipment	(395)	(239)
Acquisition of Allsurance Insurance Agency	-	(525)
Decrease in FHLB stock, at cost	345	-
Proceeds from sales of real estate owned	919	147
Net cash provided by (used in) investing activities	9,038	(3,075)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	2,400	(4,200)
Proceeds from long-term borrowings	12,000	22,100
Repayments of long-term borrowings	(50,018)	(37,799)
Net increase in deposits	9,981	20,777
(Decrease) increase in advance payments by borrowers for taxes and insurance	(20)	1
Purchases of common stock to be held in treasury	(16)	(77)
Net stock offering proceeds	15,355	-
Cash dividends paid	(87)	-
Distribution to noncontrolling shareholder	(51)	(75)
Net cash (used in) provided by financing activities	(10,456)	727

Net increase (decrease) in cash and cash equivalents	1,824	(351)
Cash and cash equivalents, beginning of year	7,496	7,847
Cash and cash equivalents, end of year	$9,320	$7,496

See Notes to the Consolidated Financial Statements

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings	$6,972	$9,114
Income tax expense	488	204

Noncash activities:
Real estate acquired in settlement of loans	$1,170	$405
Extinguishment of common stock held in treasury	3,149	-

See Notes to the Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Nature of Operations

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

The Company completed its conversion from the mutual holding company form of organization to the stock holding company form on September 21, 2010. As a result of the conversion, FedFirst Financial Corporation, a newly formed state-chartered corporation, became the holding company for First Federal Savings Bank, and FedFirst Financial Mutual Holding Company and the former FedFirst Financial Corporation ceased to exist. As part of the conversion, all outstanding shares of the former FedFirst Financial Corporation common stock (other than those owned by FedFirst Financial Mutual Holding Company) were converted into the right to receive 0.4735 of a share of the newly formed FedFirst Financial Corporation common stock resulting in 1,270,484 shares issued in the exchange. In addition, a total of 1,722,185 shares of common stock, par value $0.01 per share, were sold in the subscription, community and syndicated community offerings at the price of $10.00 per share or $17.2 million in the aggregate. Treasury stock held was retired. The completion of the Company’s public offering raised $15.4 million in proceeds, net of $1.9 million in offering expenses.  All applicable share information was converted by 0.4735 conversion ratio for comparability purposes.

First Federal operates as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans as well as a variety of deposit products for individuals and businesses from nine locations in southwestern Pennsylvania. First Federal conducts insurance brokerage activities through Exchange Underwriters In March 2009, Exchange Underwriters expanded its operation through the acquisition of the Allsurance Insurance Agency (“Allsurance”), which is a full service independent insurance agency that offers life and property and casualty insurance for individuals and small businesses.  The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, evaluation of securities for other-than-temporary impairment (“OTTI”), goodwill impairment, amortization of intangible assets, and the valuation of deferred tax assets.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company has defined cash and cash equivalents as those amounts included in the statements of financial condition as cash and due from banks and interest-earning deposits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities

The Company classifies securities at the time of purchase as either held-to-maturity, trading or available-for-sale. Securities that the Company has the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are reported at amortized cost. Securities bought and held principally for the purpose of selling them in the near term are classified as securities for trading and reported at fair value with gains and losses included in earnings. The Company had no held-to-maturity or trading securities at December 31, 2010 or 2009. Securities not classified as held-to-maturity or trading securities are classified as securities available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (“OCI”). Interest income includes amortization of purchase premium or discount. Premiums and discounts are amortized and accreted using the level yield method. Net gain or loss on the sale of securities is based on the amortized cost of the specific security sold.

Other-Than-Temporary Impairment

The Company reviews its investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market.

The Company recognizes credit-related OTTI on debt securities in earnings while noncredit-related OTTI on debt securities not expected to be sold is recognized in accumulated OCI. The Company assesses whether the credit loss existed by considering whether (a) the Company has the intent to sell the security, (b) it is more likely than not that the Company will be required to sell the security before recovery, or (c) the Company does not expect to recover the entire amortized cost basis of the security. The Company can bifurcate the OTTI on securities not expected to be sold or where the entire amortized cost of the security is not expected to be recovered into the components representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss is recognized through earnings.

Corporate debt securities are evaluated for OTTI by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit-related OTTI exists on corporate debt securities.

Loans

Loans are stated at the outstanding principal amount of the loans, net of premiums and discounts on loans purchased, deferred loan costs, loans in process, and the allowance for loan losses.  Loans are originated with the intent to hold until maturity. Interest income on loans is accrued and credited to interest income as earned. Loans are generally placed on nonaccrual status at the earlier of when they become delinquent 90 days or more as to principal or interest or when it appears that principal or interest is uncollectible. Interest accrued prior to a loan being placed on nonaccrual status is subsequently reversed. Interest income on nonaccrual loans is recognized only in the period in which it is ultimately collected. Loans are returned to an accrual status when factors indicating doubtful collectability no longer exist.

Loan fees and direct costs of originating loans are deferred, and the net fee or cost is accreted or amortized to interest income as a yield adjustment over the contractual lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that in management’s judgment should be charged-off. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, peer group information, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other factors related to the collectability of the loan portfolio. This evaluation is inherently subjective as it involves a high degree of judgment and requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Management performs individual assessments of larger impaired loans to determine the existence of loss exposure and, where applicable, the extent of loss exposure based upon the present value of expected future cash flows available to pay the loan, or based upon the estimated realizable collateral where a loan is collateral dependent. Generally, loans excluded from the individual impairment analysis are collectively evaluated by management to estimate losses inherent in those loans. Management determines historical loss experience for each group of loans with similar risk characteristics within the portfolio based on loss experience for loans in each group. Loan categories represent groups of loans with similar risk characteristics and may include types of loans by product, large credit exposures, concentrations, loan grade, or any other characteristic that causes a loan’s risk profile to be similar to another. We also consider qualitative or environmental factors that are likely to cause estimated credit losses associated with the bank’s existing portfolio to differ from historical loss experience, including changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; changes in experience, ability and depth of loan management; changes in the volume and severity of past due loans, non-accrual loans and adversely graded or classified loans; changes in the quality of the loan review system; changes in the value of underlying collateral for collateral dependent loans; existence of or changes in concentrations of credit; changes in economic or business conditions; and the effect of competition, legal and regulatory requirements on estimated credit losses.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OTS, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. See notes 1 and 3 of the notes to consolidated financial statements included in this report.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. Total advertising expense was approximately $131,000 and $200,000 for the years ended December 31, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real Estate Owned

When properties are acquired through foreclosure, they are transferred at estimated fair value less estimated selling costs, and any required write-downs are charged to the allowance for loan losses. Subsequently, such properties are carried at the lower of the adjusted cost or fair value less estimated selling costs. Estimated fair value of the property is generally based on an appraisal.

Premises and Equipment

Land is carried at cost. Office properties and equipment are carried at cost less accumulated depreciation and amortization. Buildings and leasehold improvements are depreciated using the straight-line method using useful lives ranging from 10 to 40 years.

Furniture, fixtures, and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years. Charges for maintenance and repairs are expensed as incurred.

Bank-Owned Life Insurance

The Company purchased insurance on the lives of certain executive officers and directors. The policies accumulate asset values to meet future liabilities, including the payment of employee benefits. Increases in the cash surrender value and proceeds upon the death of a key employee are recorded as noninterest income in the Consolidated Statements of Operations. The cash surrender value of bank-owned life insurance is recorded as an asset in the Consolidated Statements of Financial Condition.

Goodwill

In connection with our acquisition of Exchange Underwriters, we recorded $1.1 million of goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if impairment indicators arise. The goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. We estimate the fair values of the related operations using discounted cash flows. The forecasts of future cash flows are based on our best estimate of future revenues and operating costs, based primarily on contracts in effect, new accounts and cancellations and operating budgets. The impairment analysis requires management to make subjective judgments concerning how the acquired assets will perform in the future. Events and factors that may significantly affect the estimates include competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and industry and market trends. Changes in these forecasts could cause a reporting unit to either pass or fail the first step in the goodwill impairment model, which could significantly change the amount of impairment recorded. Our annual assessment of potential goodwill impairment was completed in the fourth quarter of 2010. Based on the results of this assessment, no impairment charge was deemed necessary for the years ended December 31, 2010 and 2009.

Intangible Assets

The Company determines the accounting for intangible assets based on their useful life. An intangible asset with a finite useful life is amortized whereas an intangible asset with an indefinite useful life is not amortized. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company evaluates the remaining useful life of its intangible assets that are being amortized annually to determine whether events and circumstances warrant a revision to the remaining period of amortization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2009, Exchange Underwriters expanded its operation through the acquisition of Allsurance. The total acquisition cost recorded for Allsurance was $525,000, which included $500,000 of intangible assets related to a non-compete agreement and customer list and $25,000 of premises and equipment. The intangible assets are amortized over their estimated useful lives of four to five years. At December 31, 2010 and 2009, there were $259,000 and $402,000 in net intangible assets, respectively. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of intangible assets may be impaired.

Income Taxes

The provision for income taxes is the total of the current year income tax due or refundable and the change in the deferred tax assets and liabilities. Deferred tax assets and liabilities are the estimated future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The realization of deferred tax assets is assessed and a valuation allowance provided, when necessary, for that portion of the asset which is not likely to be realized. Management believes, based upon current facts, that it is more likely than not there will be sufficient taxable income in future years to realize the deferred tax assets. The Company and its subsidiaries file a consolidated federal income tax return. The Company had no uncertain tax positions at December 31, 2010 and 2009.

Treasury Stock

Repurchase of shares of FedFirst Financial’s common stock are recorded at cost as a reduction of stockholders’ equity. Common stock held in treasury is reissued at average cost.  The Company retired all treasury stock with completion of the second step conversion on September 21, 2010.

Investment in Affordable Housing Projects

The Company accounted for its limited partnership interests in affordable housing projects under the cost-recovery method. The Company received tax credits each year over a ten-year period. The investment was completely amortized at December 31, 2005.

At December 31, 2010 and 2009, there was approximately $1.0 million of credits that have not been utilized. The credits have been reflected as an asset and are available to be used to offset future taxes payable, with the credits expiring in years 2015 through 2020. Management believes, based upon current facts, that it is more likely than not there will be sufficient income in future years to be able to use the tax credits.

Comprehensive Income

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements for all periods presented. Other comprehensive income is comprised of net unrealized holding gains (losses) on its available-for-sale securities. The Company has elected to report the effects of its comprehensive income as part of the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal Home Loan Bank System

The Company is a member of the Federal Home Loan Bank System. As a member, the Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Deficiencies, if any, in the required investment at the end of any reporting period are purchased in the subsequent reporting period. The Company may receive dividends on its FHLB capital stock, which are included in interest income and are recognized when declared. The investment is carried at cost. No ready market exists for the stock, and it has no quoted market value. In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock. In October 2010, the FHLB initiated a repurchase program based on outstanding excess capital stock. The amount of excess capital stock repurchased from any member was the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding. Future repurchases of excess capital stock will be determined on a quarterly basis going forward.

Earnings Per Share

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

Stock-Based Compensation

In 2006, FedFirst Financial Corporation’s stockholders approved the 2006 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to promote the Company’s success and enhance its value by linking the personal interests of its employees, officers, directors and directors emeritus to those of the Company’s stockholders, and by providing participants with an incentive for outstanding performance. All of the Company’s salaried employees, officers and directors are eligible to participate in the Plan. The Plan authorizes the granting of options to purchase shares of the Company’s stock, which may be non-statutory stock options or incentive stock options, and restricted stock which is subject to restrictions on transferability and subject to forfeiture. The Plan reserved an aggregate number 214,787 shares of which 153,419 may be issued in connection with the exercise of stock options and 61,367 may be issued as restricted stock.

Awards are typically granted with a 5 year vesting period and a vesting rate of 20% per year. The contractual life of stock options is typically 10 years from the date of grant. The exercise price for options is the closing price on the date of grant. The Company recognizes expense associated with the awards over the vesting period. Unrecognized compensation cost related to nonvested stock-based compensation is recognized ratably over the remaining service period. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on the date of grant is calculated using the Black-Scholes-Merton option pricing model, using assumptions for expected life, expected dividend rate, risk-free interest rate, and an expected volatility. The Company uses the simplified method to determine the expected term because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its shares have been publicly traded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Fair values are determined by a third party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. In some instances, the fair value of certain securities cannot be determined using these techniques due to the lack of relevant market data. As such, these securities are valued using an alternative technique and classified within Level 3 of the fair value hierarchy.

Revenue Recognition of Insurance Commissions and Contingency Fees

Exchange Underwriters records insurance commission based on the method in which the policy is billed. For policies that Exchange Underwriters directly bills to policyholders, income is recorded when billed. For policies an insurance company directly bills to policyholders on behalf of Exchange Underwriters, income is recorded as payments are received. Commissions are recorded net of cancellations.

Exchange Underwriters also receives guaranteed supplemental payments and contingency fees that may be significant to its financial results. Guaranteed supplemental payments and contingency fees are dependent on several factors, which include, but are not limited to, eligible written premiums, earned premiums, incurred losses, and stop loss charges. Guaranteed supplemental payments are only accrued when insurance companies offer a lock-in provision and Exchange Underwriters agrees to a stipulated amount that typically includes a predetermined percentage adjusting the final payout calculations. Otherwise, contingency fees are recorded on a cash basis when received based on final calculations. Contingency fees are typically received in the first quarter of the year. Since insurance companies are not required to provide any estimates, the Company is not able to accrue contingency fees in the period earned as it does with guaranteed supplemental payments.

Reclassifications of Prior Year’s Statements

Certain previously reported items have been reclassified to conform to the current year’s classifications.

Recent Accounting Pronouncements

ASU 2010-20 Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update (“ASU”) No. 2010-20, Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires more robust and disaggregated disclosures about the credit quality of the Company’s financing receivables and its allowance for loan losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of the nature of a Company’s credit risk associated with its financing receivables and the Company’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures that relate to information as of the end of a reporting period will be effective for the first interim or annual reporting periods ending on or after December 15, 2010. The disclosures that include information for activity that occurs during a reporting period will be effective for the first interim or annual periods beginning after December 15, 2010. The Company adopted this ASU and it did not have a material impact on its financial condition and results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, and should be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required. Early adoption is permitted, but only at the beginning of an entity's annual reporting period. The Company has determined the adoption of this ASU will not have a material impact on its financial condition and results of operations.

2.     Securities

The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
Government-sponsored enterprises	$7,580	$36	$2	$7,614
Municipal bonds	4,012	284	-	4,296
Mortgage-backed	32,747	1,306	64	33,989
REMICs	30,580	1,095	110	31,565
Corporate debt	3,995	-	2,755	1,240
Equities	49	-	-	49
Total securities available-for-sale	$78,963	$2,721	$2,931	$78,753

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
Government-sponsored enterprises	$5,954	$15	$224	$5,745
Municipal bonds	4,014	257	-	4,271
Mortgage-backed	35,467	1,476	7	36,936
REMICs	30,144	1,178	857	30,465
Corporate debt	3,995	-	1,902	2,093
Equities	49	-	-	49
Total securities available-for-sale	$79,623	$2,926	$2,990	$79,559

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of securities at December 31, 2010 by contractual maturity were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties (dollars in thousands).

	Amortized	Fair
	Cost	Value
Due in one year or less	$-	$-
Due from one to five years	2,019	2,111
Due from five to ten years	16,139	16,382
Due after ten years	60,756	60,211
No scheduled maturity	49	49
Total	$78,963	$78,753

Securities with an amortized cost and fair value of $11.2 million and $12.0 million, respectively, at December 31, 2010 and $11.9 and $12.4 million, respectively, at December 31, 2009 were pledged to secure public deposits and repurchase agreements.

Proceeds from the sales of securities available-for-sale for the year ended December 31, 2010 were $14.4 million and related gross realized gains totaled $190,000 and gross realized losses totaled $848,000 netting to a loss of $658,000.  Proceeds from the sales of securities available-for-sale for the year ended December 31, 2009 were $4.1 million and related gross realized gains totaled $73,000.

The following table presents gross unrealized losses and fair value of securities aggregated by category and length of time that individual securities have been in a continuous loss position at the dates indicated (dollars in thousands).

	Less than 12 months			12 months or more			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2010	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Government-sponsored enterprises	1	$2,292	$2	-	$-	$-	1	$2,292	$2
Mortgage-backed	3	8,168	64	-	-	-	3	8,168	64
REMICs - Government-sponsored enterprises	2	4,895	110	-	-	-	2	4,895	110
Corporate debt	-	-	-	3	1,240	2,755	3	1,240	2,755
Total securities temporarily impaired	6	$15,355	$176	3	$1,240	$2,755	9	$16,595	$2,931

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 months			12 months or more			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2009	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Government-sponsored enterprises	1	$2,775	$224	-	$-	$-	1	$2,775	$224

Mortgage-backed	9	2,111	$6	1	16	1	10	$2,127	$7

REMICs:
Private label issuer:
Prime fixed and adjustable rate	-	-	-	3	955	25	3	955	25
Alt-A fixed rate	4	2,010	622	3	2,755	201	7	4,765	823
Government-sponsored enterprises	3	598	7	1	638	2	4	1,236	9
Total REMICs	7	2,608	629	7	4,348	228	14	6,956	857

Corporate debt	-	-	-	3	2,093	1,902	3	2,093	1,902
Total securities temporarily impaired	17	$7,494	$859	11	$6,457	$2,131	28	$13,951	$2,990

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

Private Label-REMICS- In December 2010, the Company sold the entire private label REMIC portfolio and recorded a loss of $653,000.The Company was subject to credit risk as these securities were directly supported by underlying mortgage loans. The Company’s private label REMICs were credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses.

At December 31, 2009, the Company had 10 securities with an unrealized loss of $848,000 of which six securities with an unrealized loss of $226,000 were in a loss position for 12 months or greater and the remaining four securities with an unrealized loss of $622,000 were in a loss position for less than 12 months. The securities consist of the following vintages that range from 2003—2007 as noted (dollars in thousands):

	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
December 31, 2009	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Vintage
2003	-	$-	$-	3	$1,355	$21	3	$1,355	$21
2004	-	-	-	1	374	16	1	374	16
2005	1	365	38	-	-	-	1	365	38
2006	2	1,233	416	2	1,981	189	4	3,214	605
2007	1	412	168	-	-	-	1	412	168
Total	4	$2,010	$622	6	$3,710	$226	10	$5,720	$848

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The vintages for 2006-2007 represent the majority of the unrealized loss in this category. At December 31, 2009, the credit ratings for 2003-2004 vintages were investment grade and 2005-2007 vintages were below investment grade. The increase in unrealized loss compared to December 31, 2008 was primarily the result of $1.7 million of previously recognized OTTI deemed to be noncredit-related loss which was reclassified from retained earnings to accumulated other comprehensive loss (“OCL”) on April 1, 2009.

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

To determine estimates for the key assumptions the Company reviewed the historical performance of each security in the context of the uncertain economic environment. Specific details of the collateral (underlying mortgages) and whether there were any characteristics between securities that could provide insight into future performance were evaluated. The review of historical performance focused on loss severities, default rates, delinquencies and foreclosure percentages. The Company reviewed the individual securities and the composition of collateral, which included types of loans (fixed, interest only), term (30 year, 10 year interest only), geographic concentrations (California and Florida), loan-to-value ratios (average 70%), and FICO scores (average 700). Based on this information, the Company was able to compile key assumptions and perform cash modeling to determine potential impairment. These assumptions were utilized in determination of credit losses. These are estimates and are highly subjective. If conditions deteriorate, the Company may incur additional OTTI. The key base assumptions are as follows and represent the ranges utilized for individual securities.

Key Assumptions	Percentage
Prepayment rate	6 CPR
Loss Severity	39 - 63%
Default	5 - 10.5%

Based upon analysis of third party provider reports and review of key assumptions on an individual security basis and the fact that the Company did not expect to sell these securities and it is more likely than not that the Company would not be required to sell the securities before recovery of its amortized cost basis, we concluded there was no additional OTTI on these securities at December 31, 2009.

In the second quarter of 2009, the Company adopted accounting standards related to the recognition and presentation of OTTI, which requires the recognition of credit-related OTTI on debt securities in earnings while noncredit-related OTTI on debt securities not expected to be sold is recognized in accumulated OCI. The standards require the Company to assess whether the credit loss existed by considering whether (a) the Company has the intent to sell the security, (b) it is more likely than not that it will be required to sell the security before recovery, or (c) it does not expect to recover the entire amortized cost basis of the security. The guidance allows the Company to bifurcate the OTTI on securities not expected to be sold or where the entire amortized cost of the security is not expected to be recovered into the components representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through earnings.

In accordance with the guidance, the Company evaluated the previously recognized $4.8 million of OTTI charges for private label REMICs. The Company determined that $3.1 million of the OTTI charges were credit-related and $1.7 million of the OTTI charges were noncredit-related. (To determine the credit related loss, the Company utilized the process as noted in this section). Since the Company did not expect to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, the Company recorded a $1.1 million increase to retained earnings (net of $584,000 of taxes) and a corresponding increase to accumulated OCL as the cumulative effect adjustment for the noncredit-related portion at April 1, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Corporate Debt—At December 31, 2010, the Company had three securities that were in an unrealized loss position for 12 months or greater at an amount of $2.8 million. These securities consist of two pools of insurance company-issued preferred trust obligations. These securities were downgraded from their original rating issuance to below investment grade. The lack of liquidity in the market for this type of security, credit rating downgrades and market uncertainties are factors contributing to the unrealized losses on these securities. The following table provides additional information related to the Company’s pooled preferred trust obligations at December 31, 2010 (dollars in thousands):

Pool	Class	Tranche	Amortized Cost	Fair Value	Unrealized Loss	S&P / Fitch Rating	Current Number of Insurance Companies	Total Collateral	Current Deferrals and Defaults	Performing Collateral	Additional Immediate Deferrals / Defaults Before Causing an Interest Shortfall (a)	Additional Immediate Deferrals / Defaults Before Causing a Break in Yield (b)
I-PreTSL I	Mezzanine	B-3	$1,500	$476	$(1,024)	B+/CCC	17	$193,500	$17,500	$176,000	$101,500	$54,000
I-PreTSL II	Mezzanine	B-3	2,495	764	(1,731)	B+/B	29	378,000	-	378,000	153,000	142,000
			$3,995	$1,240	$(2,755)

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

These securities are evaluated for OTTI by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit-related OTTI exists. Additionally, reports are reviewed that provide information for the amount of deferral/defaults that would have to occur to prevent the tranche from collecting contractual cash flows (principal and interest). None of these securities are projecting a cash flow disruption, nor have any of these securities experienced a cash flow disruption. The Company also reviewed each of the issues’ collateral participants, including their financial condition, ratings provided by A. M. Best (for insurance companies), and adverse conditions specifically related to industry or geographic area. This information did not suggest additional deferrals and defaults in the future that would result in the securities not receiving all of their contractual cash flows. Based on the analysis performed and the fact that the Company does not expect to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company concluded that there is no OTTI on these securities at December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Securities—This category includes Government-Sponsored Enterprises (“GSE”), mortgage-backed and GSE—REMICS. At December 31, 2010, the Company had a total of 6 securities with an unrealized loss of $176,000 in these categories. All of these securities were in an unrealized loss position of less than 12 months.  An evaluation of the individual securities was performed whereby we reviewed all credit ratings and noted all remain at investment grade. Additionally, all securities are issued and backed by a Government-Sponsored Enterprise (“FNMA” or “FHLMC”). The Company believes the unrealized losses are due to changes in market interest rates. The Company does not intend to sell the securities and it is more likely than not be required to sell the securities before their recovery. The Company expects to recover the entire amortized cost basis of these securities and concluded that there is no OTTI on these securities.

FHLB Stock—The Company is a member of the FHLB of Pittsburgh. As a member, the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements in order to obtain low cost products and services offered by the FHLB. Unlike investment securities, FHLB stock does not provide its holders with an opportunity for appreciation because by regulation FHLB stock can only be purchased, redeemed and transferred at par value. At December 31, 2010 and December 31, 2009, the Company’s FHLB stock totaled $6.6 and $6.9 million.

The Company evaluates impairment in FHLB stock when certain conditions warrant further consideration. In December 2008, the FHLB voluntarily suspended dividend payments on its stock as well as the repurchase of excess stock from members. The FHLB stated that this was due to a reduction in core earnings and concern over the FHLB’s capital position. In October 2010, the FHLB initiated a repurchase program based on outstanding excess capital stock. The amount of excess capital stock repurchased from any member was the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.  Based on this evaluation the FHLB repurchased 5% of our capital stock.  Future repurchases of excess capital stock will be determined on a quarterly basis going forward.  After evaluating such factors as the capital adequacy of the FHLB, its overall operating performance and the FHLB’s liquidity and funding position, the Company concluded that the par value was ultimately recoverable and no impairment charge was recognized at December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     Loans

The following table sets forth the composition of the Company’s loan portfolio at the dates indicated (dollars in thousands).

December 31,	2010	2009
Real estate - mortgage:
One-to-four family residential
Originated	$121,376	$134,201
Purchased	20,591	23,872
Total one-to-four family residential	141,967	158,073

Multi-family
Originated	4,082	3,970
Purchased	5,261	6,021
Total multi-family	9,343	9,991

Commercial	33,732	31,405
Total real estate - mortgage	185,042	199,469

Real estate - construction:
Residential	6,787	3,028
Commercial	736	2,576
Total real estate - construction	7,523	5,604

Consumer:
Home equity
Loan to value of 80% or less	22,628	17,802
Loan to value of greater than 80%	8,624	9,288
Total home equity	31,252	27,090
Other	2,090	2,243
Total consumer	33,342	29,333

Commercial business	10,875	10,327
Total loans	$236,782	$244,733

Net premium on loans purchased	116	108
Net deferred loan costs	697	829
Loans in process	(4,716)	(2,774)
Allowance for loan losses	(2,824)	(2,509)
Loans, net	$230,055	$240,387

One-to-Four Family Residential Mortgage Loans. We originate mortgage loans to enable borrowers to purchase or refinance existing homes located in the greater Pittsburgh metropolitan area. We offer fixed and adjustable rate mortgage loans with terms up to 30 years.

We generally do not make conventional loans with loan-to-value ratios exceeding 97%. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral. We require all properties securing mortgage loans to be appraised by a board-approved, independent appraiser.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance for loans on property located in a flood zone, before closing the loan.

Prior to 2006, we purchased newly originated single family, fixed-rate mortgage loans to supplement our origination activities. The properties securing the loans are located in 14 states around the country. We underwrote all of the purchased loans to the same standards as loans originated by us.

Commercial and Multi-Family Real Estate Loans. We offer a variety of fixed and adjustable rate mortgage loans secured by commercial property and multi-family real estate. These loans generally have terms of ten years with a 20 year amortization and are typically secured by apartment buildings, office buildings, or manufacturing facilities. Loans are secured by first mortgages, and amounts generally do not exceed 80% of the property’s appraised value. In addition to originating these loans, we also participate in loans originated at other financial institutions in the region.

Prior to 2006, we purchased newly originated multi-family real estate loans as part of our efforts to increase our loan portfolio. The properties securing the loans are located in six states throughout the country. We underwrote all of the purchased loans to the same standards as loans originated by us.

We have generally required that the properties securing these real estate loans have a debt service coverage ratio (cash flow available to service debt / debt service) of at least 1.25x and a leverage ratio (debt to worth) of less than 3.0x. Environmental surveys are obtained for requests greater than $1.0 million or when circumstances suggest the possibility of the presence of hazardous materials.

We underwrite all commercial loan participations to the same standards as loans originated by us. In addition, we also consider the financial strength and reputation of the lead lender. We require the lead lender to provide a full closing package as well as annual financial statements for the borrower and related entities so that we can conduct an annual loan review for all loan participations.

Construction Loans. We originate loans to individuals to finance the construction of residential dwellings. We also make loans for the construction of commercial properties, including apartment buildings and owner-occupied properties used for businesses. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 97% on residential construction and 80% on commercial construction. Loans with loan-to-value ratios in excess of 80% on residential construction generally require private mortgage insurance or additional collateral. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.

Consumer Loans. Our consumer loans include home equity installment loans and lines of credit as well as other consumer loans including loans on savings accounts and personal lines of credit and installment loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

We offer home equity installment loans and home equity lines of credit. In 2007, we discontinued offering home equity loans with a maximum loan-to-value ratio greater than 100%. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. Home equity installment loans have fixed interest rates and terms that range up to 30 years. Home equity loans with a loan-to-value ratio greater than 80% are considered higher risk given the pressure on property values and reduced credit alternatives available to leveraged borrowers.

We offer secured consumer loans in amounts up to $20,000. These loans have fixed interest rates and terms that range from one to 10 years. We offer unsecured consumer loans in amounts up to $10,000. These loans have fixed interest rates and terms that range from one to five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial Business Loans. We originate commercial business loans to professionals and small businesses in our market area. We offer installment loans for a variety of business needs including capital improvements and equipment acquisition. Other commercial loans are secured by business assets such as accounts receivable, inventory, and equipment, and are typically backed by the personal guarantee of the borrower. We originate working capital lines of credit to finance the short-term needs of businesses. These credit lines are repaid by seasonal cash flows from operations and are also typically backed by the personal guarantee of the borrower. We also originate commercial leases through a Pittsburgh area machinery and equipment leasing company. These leases are secured by machinery and equipment.

When evaluating commercial business loans, we perform a detailed financial analysis of the borrower and/or guarantor which includes but is not limited to: cash flow and balance sheet analysis, debt service capabilities, review of industry (geographic and economic conditions) and collateral analysis. We independently underwrite in accordance with our commercial loan policy all of the equipment leases that we originate through the third-party leasing company.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. A debt service coverage ratio of at least 1.25x and a leverage ratio of less than 3.0x are also applicable to commercial business loans. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We also maintain allowable advance rates for each collateral type to ensure coverage.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information with respect to our nonperforming assets at the dates indicated (dollars in thousands).

December 31,	2010	2009
Nonaccrual loans:
Real estate - mortgage
One-to-four family residential
Originated	$332	$137
Purchased	394	227
Total one-to-four family residential	726	364

Multi-family
Originated	-	-
Purchased	-	634
Total multi-family	-	634
Commercial	493	98
Total real estate - mortgage	1,219	1,096

Real estate - construction
Residential	-	-
Commercial	-	-
Total real estate - construction	-	-

Consumer
Home equity
Loan to value of 80% or less	-	79
Loan to value of greater than 80%	-	45
Total home equity	-	124
Other	-	11
Total consumer	-	135

Commercial business	-	-
Total nonaccrual loans	1,219	1,231

Accruing loans past due 90 days or more	-	-
Total nonaccrual loans and accruing
loans past due 90 days or more	1,219	1,231
Real estate owned	426	419
Total nonperforming assets	$1,645	$1,650

Troubled debt restructurings:
In nonaccrual status	$493	$-
Performing under modifed terms	672	-
Total troubled debt restructurings	$1,165	$-

Total nonperforming loans to total loans	0.51%	0.50
Total nonperforming assets to total assets	0.48	0.47

At December 31, 2010 nonaccrual loans consisted primarily of seven residential mortgage loans that total $726,000 of which four were originated internally in the amount of $332,000 and three were purchased  in the amount of $394,000. Of these loans one originated and one purchased residential property in the amounts of $160,000 and $231,000 were in process of foreclosure at December 31, 2010.  Additionally, nonaccrual loans included one commercial real estate relationship which consisted of two loans in the amount of $493,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2009 nonaccrual loans consisted of two multi-family real estate loans to one borrower that totaled $634,000 and were subsequently foreclosed on in the first quarter of 2010.  Nonaccrual loans also included one commercial real estate loan for $98,000, four residential loans for $364,000 and four consumer loans for $135,000.  The four residential loans were comprised of two originated and two purchased loans in the amounts of $137,000 and $227,000, respectively.

Loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties are considered troubled debt restructurings (TDRs). TDRs typically result from our loss mitigation activities and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Total nonaccrual loans in the table above include TDRs of $493,000 at December 31, 2010 related to one commercial real estate relationship in which the borrower was given a six month interest-only payment concession.  In addition, there was one TDR of $672,000 that has demonstrated performance under the modified terms and therefore is in a performing (accrual) status as of December 31, 2010. The modified terms of this commercial real estate participation loan included extending the maturity date by three years and decreasing the interest rate. There were no TDRs at December 31, 2009. Once a loan is classified as a TDR, the determination of income recognition is based on the status of the loan prior to classification.  If a loan is in nonaccrual status then it shall remain in that classification for a minimum of a six month term until factors indicating collectability no longer exist.  Loans that are current at the time of classification will remain on an accrual basis and monitored.  If restructured contractual terms of loan are not met then the loan will be placed on nonaccrual status.

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2010.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial real estate	$493	$493	$-	$547	$4

With an allowance recorded
Commercial real estate	672	672	170	680	32

Total
Commercial real estate	$1,165	$1,165	$170	$1,227	$36

Federal regulations require us to review and classify our assets on a regular basis. In addition, the OTS has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as substandard or doubtful we establish a general valuation allowance for loan losses and in some cases charge-off a portion of loans classified as doubtful. If we classify an asset as loss, we charge-off an amount equal to 100% of the portion of the asset classified loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the classes of the loan portfolio and shows our credit risk profile by internally assigned risk rating at the dates indicated (dollars in thousands).

	Real estate - mortgage					Real estate- construction		Consumer
								Home	Home
	One-to- four	One-to- four						equity (loan	equity (loan
	family	family	Multi-	Multi-				to value	to value		Com-
	residential	residential	family	family	Com-	Resi-	Com-	of 80%	of greater	Other	mercial	Loans
December 31, 2010	(originated)	(purchased)	(originated)	(purchased)	mercial	dential	mercial	or less)	than 80%)	Consumer	business	Total
Grade:
Pass	$121,044	$20,197	$4,082	$5,261	$29,518	$6,787	$736	$22,483	$8,624	$2,077	$10,196	$231,005
Special Mention	-	-	-	-	2,319	-	-	145	-	13	679	3,156
Substandard	332	394	-	-	1,895	-	-	-	-	-	-	2,621
Doubtful	-	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-	-
Total	$121,376	$20,591	$4,082	$5,261	$33,732	$6,787	$736	$22,628	$8,624	$2,090	$10,875	$236,782

At December 31, 2010, special mention assets consisted of five relationships with one relationship totaling $970,000 which includes three commercial real estate loans, three business loans and two consumer loans.  The remaining four relationships consist of five commercial real estate loans totaling $2.1 million.  Substandard assets consisted of all non-accrual loans and two commercial real estate loans in the amount of $1.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about delinquencies in our loan portfolio at the dates indicated (dollars in thousands).

December 31,	2010			2009
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or Greater	Days	Days	or Greater
	Past	Past	Past	Past	Past	Past
	Due	Due	Due	Due	Due	Due
Real estate - mortgage
One-to-four family residential
Originated	$1,109	$59	$332	$1,427	$225	$137
Purchased	260	168	394	371	216	227
Total one-to-four family
residential	1,369	227	726	1,798	441	364
Multi-family
Originated	-	-	-	-	-	-
Purchased	-	-	-	-	-	634
Total multi-family	-	-	-	-	-	634
Commercial	753	-	68	-	503	98
Total real estate - mortgage	2,122	227	794	1,798	944	1,096

Real estate - construction
Residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Total real estate - construction	-	-	-	-	-	-

Consumer
Home equity
Loan to value of 80% or less	89	133	-	-	-	79
Loan to value of greater
than 80%	-	32	-	-	-	45
Total home equity	89	165	-	-	-	124
Other	2	-	-	8	-	8
Total consumer	91	165	-	8	-	132

Commercial business	-	-	-	-	-	-
Total delinquencies	$2,213	$392	$794	$1,806	$944	$1,228

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

There are currently two loan relationships that are individually evaluated for impairment and are both considered troubled debt restructurings. The first relationship is a commercial real estate relationship in which the borrower was given a six month interest-only payment concession. It was determined based on appraisal of the underlying loan collateral that there was sufficient collateral to cover the outstanding loan balance.  Therefore, a specific allowance was not established on this relationship. The second relationship is related to a commercial real estate participation in which a $170,000 specific allowance was established due to a decline in the underlying collateral as determined by a recent appraisal on the property.

Allowance on the Remainder of the Loan Portfolio. We establish another allowance for loans that are not determined to be impaired. Management determines historical loss experience for each group of loans with similar risk characteristics within the portfolio based on loss experience for loans in each group. Loan categories will represent groups of loans with similar risk characteristics and may include types of loans categorized by product, large credit exposures, concentrations, loan grade, or any other characteristic that causes a loan’s risk profile to be similar to another. We currently utilize previous years’ net charge-off experience by loan category as a basis in determining loss projections. In addition, there are two categories of loans considered to be higher risk concentrations that are evaluated separately when calculating the allowance for loan losses:

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

Our historical loss experience and qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in our loan portfolio and economy. In 2010 and 2009, the historical loss factors were adjusted for each group of loans to place more emphasis on recent loss and expected experience instead of a utilizing a historical three to four year average. In the one to four family purchased portfolio, home equity loans with a loan-to-value ratio less than 80%, and commercial business portfolio, we use our most recent year loss experience to establish loss potential as we believe the most recent year is more indicative of the losses expected in this portfolio. In addition, the qualitative factor related to changes in underlying collateral was adjusted due to the current real estate conditions outside the Bank’s footprint, specifically in the Michigan area where the majority of our delinquent purchased loans are located.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2010, the allowance for loan losses to total loans ratio was 1.19% compared to 1.03% at December 31, 2009.  The increase is due to the changing composition of the loan portfolio as commercial real estate and business loans, which have greater inherent risk, comprise 18.8% of total loans at December 31, 2010 compared to 17.0% at December 31, 2009.  In addition, the ratio increased due to the impact of placing more emphasis on recent loss experience, specifically in the one-to-four family purchased portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions in the allowance for credit losses during 2010 are summarized as follows (dollars in thousands):

	Real estate - mortgage					Real estate-construction		Consumer

	One-to-	One-to-						Home equity	Home equity
	four	four						(loan	(loan
	family	family	Multi-	Multi-				to value	to value		Com-
	residential (originated)	residential (purchased)	family (originated)	family (purchased)	Com- mercial	Resi- dential	Com- mercial	of 80% or less)	of greater than 80%)	Other Consumer	mercial business	Unal- located	Total

Loan Balance	$121,376	$20,591	$4,082	$5,261	$33,732	$6,787	$736	$22,628	$8,624	$2,090	$10,875		$236,782

Allowance for loan losses:
December 31, 2009	$641	$323	$12	$117	$647	$4	$4	$168	$321	$31	$160	$81	$2,509
Charge-offs	82	181	-	46	-	-	-	87	119	18	2	-	535
Recoveries	-	-	-	-	-	-	-	-	-	-	-	-	-
Provision	(1)	291	-	56	157	6	(3)	213	90	13	13	15	850
December 31, 2010	$558	$433	$12	$127	$804	$10	$1	$294	$292	$26	$171	$96	$2,824

Individually
evaluated for
impairment	$-	$-	$-	$-	$170	$-	$-	$-	$-	$-	$-	$-	$170

Collectively
evaluated
on historical loss
experience	160	156	-	80	56	-	-	90	128	20	3	-	693

Collectively
evaluated
on qualitative
factors	398	277	12	47	578	10	1	204	164	6	168	-	1,865

Unallocated	-	-	-	-	-	-	-	-	-	-	-	96	96

Total allowance
for loan losses	$558	$433	$12	$127	$804	$10	$1	$294	$292	$26	$171	$96	$2,824

Percent of Allowance	19.8%	15.3%	0.4%	4.5%	28.5%	0.4%	0.0%	10.4%	10.3%	0.9%	6.1%	3.4%	100.0%

Percent of Loans (1)	51.3%	8.7%	1.7%	2.2%	14.2%	2.9%	0.3%	9.6%	3.6%	0.9%	4.6%		100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth an analysis of the allowance for loan losses for the periods indicated (dollars in thousands).

Years Ended December 31,	2010	2009
Allowance at beginning of year	$2,509	$1,806
Provision for loan losses	850	1,090
Charge-offs:
Real estate - mortgage
One-to-four family residential
(originated)	(82)	(32)
One-to-four family residential
(purchased)	(181)	(105)
Multi-family (originated)	-	-
Multi-family (purchased)	(46)	(130)
Commercial	-	(63)
Total real estate - mortgage	(309)	(330)

Real estate - construction
Residential	-	-
Commercial	-	-
Total real estate - construction	-	-

Consumer
Home equity (loan to value
of 80% or less)	(87)	-
Home equity (loan to value
of greater than 80%)	(119)	(46)
Other	(18)	(14)
Total consumer	(224)	(60)

Commercial business	(2)	-
Total charge-offs	(535)	(390)
Recoveries	-	3
Net charge-offs	(535)	(387)
Allowance at end of year	$2,824	$2,509

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     Premises and Equipment

Premises and equipment are summarized by major classifications as follows (dollars in thousands).

December 31,	2010	2009
Land and land improvements	$511	$511
Buildings and leasehold improvements	4,600	4,496
Furniture, fixtures and equipment	3,778	3,525
Total, at cost	8,889	8,532
Less: accumulated depreciation	6,608	6,121
Premises and equipment, net	$2,281	$2,411

Depreciation expense was approximately $525,000 and $563,000 for the years ended December 31, 2010 and 2009, respectively.

5.    Deposits

Deposits are summarized as follows (dollars in thousands).

December 31,	2010	2009
Noninterest-bearing demand deposits	$15,612	$15,963
Interest-bearing demand deposits	13,584	15,214
Savings accounts	21,320	21,560
Money market accounts	58,949	53,282
Certificates of deposit	94,097	87,562
Total deposits	$203,562	$193,581

Interest expense by deposit category was as follows (dollars in thousands).

Years ended December 31,	2010	2009
Interest-bearing demand deposits	$39	$46
Savings accounts	110	126
Money market accounts	666	969
Certificates of deposit	2,529	2,925
Total interest expense	$3,344	$4,066

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 totaled $25.6 million and $20.3 million at December 31, 2010 and 2009, respectively.

Due to the recent difficult economic conditions, deposit insurance per account owner was raised to $250,000.  In 2010 the FDIC permanently increased the deposit insurance per account owner amount to $250,000 in accordance with the Dodd-Frank Act.   In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012.  First Federal Savings Bank opted to participate in the unlimited noninterest-bearing transaction account coverage and First Federal Savings Bank and FedFirst Financial opted not to participate in the unsecured debt guarantee program.  The Dodd-Frank Act extended the unlimited coverage for certain noninterest-bearing transaction accounts from January 1, 2011 until December 31, 2012 without the opportunity for opt out.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The term noninterest-bearing transaction account includes a traditional checking account or demand deposit account on which the insured depository institution pays no interest. It also includes Interest on Lawyers Trust Accounts ( IOLTAs ). It does not include other accounts, such as traditional checking or demand deposit accounts that may earn interest, NOW accounts and money market deposit accounts.

Scheduled maturities of certificates of deposit were as follows (dollars in thousands):

December 31,	2010		2009
2011	$42,690	2010	$48,802
2012	25,001	2011	16,541
2013	7,224	2012	7,971
2014	5,558	2013	2,358
2015	6,209	2014	5,284
Thereafter	7,415	Thereafter	6,606
Total	$94,097	Total	$87,562

6.     Borrowings

We utilize borrowings as a supplemental source of funds for loans and securities. The primary sources of borrowings are FHLB advances and, to a limited extent, repurchase agreements. At December 31, 2010 and 2009, we had $74.7 million and $107.0 million, respectively, in outstanding FHLB advances and $3.0 and $5.5 million in repurchase agreements. Our FHLB advances include fixed rate and convertible select advances. The FHLB convertible select advances are long-term borrowings that have a fixed rate for the first three or five years of the term. After the fixed rate term expires, and quarterly thereafter, the FHLB may convert the advance to an adjustable rate advance at its option. If the advance is converted to an adjustable rate advance, the Bank has the option at the conversion date or on any future quarterly rate reset date to prepay the advance with no prepayment fee.  At December 31, 2010 and 2009 the Company had $1.5 million and $13.5 million in convertible select advances.  In July 2010, the Company modified a $12.0 million convertible select advance that had an interest rate of 4.79% into a new 5 year fixed rate FHLB advance with an effective interest rate of 3.82%. The debt modification resulted in an $864,000 prepayment penalty which is deferred and amortized in future periods on a straight line basis over the life of the new borrowing in accordance with ASC 470-50-40/55 (formerly EITF 96-19) “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. Based on ASC 470-50-40/55, the Company concluded that the revised terms constituted a debt modification rather than a debt extinguishment because the change in the present value of cash flows of the new borrowing changed by less than 10% compared to the present value of the remaining cash flows of the old borrowing.  The remaining $1.5 million advance can convert to an adjustable rate each quarter at the option of the FHLB.  This borrowing will mature in March of 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth borrowings based on their stated maturities and weighted average rates at December 31, 2010 and 2009 (dollars in thousands).

	Weighted Average Rate		Balance

December 31,	2010	2009	2010	2009
Due in one year or less	3.02%	3.27%	$22,159	$31,778
Due in one to two years	4.22	3.58	9,805	20,909
Due in two to three years	3.68	4.53	15,717	22,041
Due in three to four years	3.41	3.68	18,000	19,783
Due in four to five years	3.82	3.41	12,000	18,000
Total advances	3.52%	3.67%	$77,681	$112,511

Less: deferred premium on modification			$(788)	$-

Total advances			$76,893	$112,511

Advances from the FHLB are secured by the Bank’s stock in the FHLB and certain qualifying mortgage-backed securities to the extent that the defined statutory value must be at least equal to the advances outstanding. Securities with an amortized cost and fair value of $5.5 million and $5.9 million at December 31, 2010 as compared to $7.5 and $7.8 million at December 31, 2009 were pledged to adequately secure the repurchase agreements. The FHLB also has a blanket lien on the Bank’s loans.

The maximum remaining borrowing capacity at the FHLB at December 31, 2010 and 2009 was approximately $101.6 million and $69.9 million, respectively. The advances are subject to restrictions or penalties in the event of prepayment. The Bank also had the ability to borrow $3.0 and $11.4 million at December 31, 2010 and 2009 from the Federal Reserve based upon eligible collateral. At December 31, 2010 and 2009, the Bank had no borrowings with the Federal Reserve.

7.     Earnings Per Share

The following table sets forth basic and diluted earnings per common share at December 31, 2010 and 2009.

Years Ended December 31,	2010	2009
(Dollars in thousands, except per share amounts)

Net income	$608	$557
Weighted-average shares outstanding:
Basic	2,897,469	2,880,211
Effect of dilutive stock options and awards	1,516	-
Diluted	2,898,985	2,880,211

Earnings per share:
Basic and diluted	$0.21	$0.19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The dilutive effect on average shares outstanding is the result of stock options outstanding. Options to purchase 91,834 shares of common stock at a weighted average exercise price of $20.10 per share were outstanding as of December 31, 2010 but were not included in the computation of diluted earnings per share for 2010 because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 102,750 shares of common stock at a weighted average exercise price of $19.03 per share were outstanding as of December 31, 2009 but were not included in the computation of diluted earnings per share for 2009 because the options’ exercise price was greater than the average market price of the common shares.

8.     Operating Leases

The Company leases certain properties under operating leases expiring in various years through 2017. Lease expense was $ 203,000 and $201,000 for the years ended December 31, 2010 and 2009, respectively.

Minimum future rental payments under noncancelable operating leases are as follows (dollars in thousands).

December 31,	2010
2011	$206
2012	169
2013	156
2014	107
2015	90
Thereafter	116
Total	$844

9.     Income Taxes

The difference between actual income tax benefit and the amount computed by applying the federal statutory income tax rate of 34% to income before income tax expenses were reconciled as follows (dollars in thousands).

Years ended December 31,	2010	2009
Computed income tax expense	$338	$311
Increase (decrease) resulting from:
State taxes (net of federal benefit)	41	39
Nontaxable BOLI income	(97)	(98)
Stock-based compensation (ISOs)	74	75
Other, net	30	31
Actual income tax expense	$386	$358

Effective tax rate	36.8%	37.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as follows (dollars in thousands).

December 31,	2010	2009
Deferred tax assets:
Allowance for loan losses	$960	$853
Investments in affordable housing projects	32	104
Postretirement benefits	674	612
Net operating loss carryforwards - Federal	511	12
Stock-based compensation (NSOs)	101	110
Impairment loss on securities	-	1,050
Other deferred tax assets	7	-
Net unrealized loss on securities available-for-sale	32	25
Total deferred tax assets	2,317	2,766

Deferred tax liabilities:
Deferred loan costs	(237)	(282)
Other deferred tax liabilities	(22)	-
Depreciation and amortization	(100)	(20)
Total deferred tax liabilities	(359)	(302)

Net deferred tax assets	1,958	2,464
Tax credit carryforwards	1,059	1,023
Total deferred tax assets and tax credit carryforwards	$3,017	$3,487

The net operating loss carryforwards, of which $12,000 expires in 2027 and $499,000 expires in 2030, and the tax credit carryforwards expiring in 2015 through 2020 are available to offset future taxes payable. The Company determined that it was not required to establish a valuation allowance for deferred tax assets since it is more likely than not that the deferred tax assets will be realized through future taxable income and future reversals of existing taxable temporary differences. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Income tax expense (benefit) is summarized as follows (dollars in thousands).

Years ended December 31,	2010	2009
Currently (prepaid)	$(91)	$(394)
Deferred expense	477	752
Total income tax expense	$386	$358

10.   Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Generally, a savings association is considered to be “undercapitalized” if it has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4%. At December 31, 2010 and 2009, the Bank met all capital adequacy requirements to which it is subject and notifications from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change the Bank’s categorization. In September 2010, the Company made a $7.7 million investment in the Bank upon the closing of the second step conversion, as required by Office of Thrift Supervision regulations. The following table sets forth the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized (dollars in thousands).

					To Be Well
			For Capital		Capitalized
			Adequacy		Under Prompt
	Actual		Purposes		Corrective Action
December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$46,565	25.44%	$14,641	8.00%	$18,302	10.00%
Tier 1 capital (to risk weighted assets)	44,277	24.19	7,321	4.00	10,981	6.00
Tier 1 capital (to adjusted total assets)	44,277	12.95	13,681	4.00	17,102	5.00
Tangible capital (to tangible assets)	44,277	12.95	5,130	1.50	N/A	N/A

December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$38,119	19.45%	$15,675	8.00%	$19,594	10.00%
Tier 1 capital (to risk weighted assets)	35,670	18.20	7,838	4.00	11,756	6.00
Tier 1 capital (to adjusted total assets)	35,670	10.12	14,094	4.00	17,617	5.00
Tangible capital (to tangible assets)	35,670	10.12	5,285	1.50	N/A	N/A

The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at the dates indicated (dollars in thousands).

December 31,	2010	2009
GAAP equity	$45,488	$37,113
Goodwill and certain other intangible assets	(1,339)	(1,482)
Accumulated other comprehensive loss	128	39
Tier 1 capital	44,277	35,670
General regulatory allowance for loan losses*	2,288	2,449
Total capital	$46,565	$38,119
* Limited to 1.25% of risk-weighted assets

Federal banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the earnings of the Bank for the year to date plus retained earnings for the prior two fiscal years, net of any prior capital distributions. In addition, dividends paid by the Bank to the Company would be prohibited if the distribution would cause the Bank’s capital to be reduced below the applicable minimum capital requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company maintains a liquidation account for the benefit of certain depositors of the Bank who remain depositors of the Bank at the time of liquidation. The liquidation account is designed to provide payments to these depositors of their liquidation interests in the event of a liquidation of the Company and the Bank, or the Bank alone. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. The Company may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.  Subsequent increases will not restore an eligible account holder’s interest in the liquidation account.  In the unlikely event that the Company and the Bank were to liquidate in the future, all claims of creditors, including those of depositors, would be paid first, followed by distribution to eligible depositors of the liquidation account maintained by the Company. Also, in a complete liquidation of both entities, or of just the Bank, when the Company has insufficient assets to fund the liquidation account distribution due to depositors and the Bank has positive net worth, the Bank would immediately pay amounts necessary to fund the Company’s remaining obligations under the liquidation account. If the Company is completely liquidated or sold apart from a sale or liquidation of the Bank, then the rights of such depositors in the liquidation account maintained by the Company would be surrendered and treated as a liquidation account in the Bank - the “bank liquidation account” - and these depositors shall have an equivalent interest in the bank liquidation account and the same rights and terms as the liquidation account.

After two years from the date of conversion and upon the written request of the OTS, the Company will eliminate or transfer the liquidation account and the interests in such account to the Bank and the liquidation account would become the liquidation account of the Bank and not subject in any manner or amount to the Company’s creditors. Also, under the rules and regulations of the OTS, no post-conversion merger, consolidation, or similar combination or transaction with another depository institution in which the Company or the Bank is not the surviving institution would be considered liquidation and, in such a transaction, the liquidation account would be assumed by the surviving institution.

11.   Benefit Plans

401(k) Plan

The Company maintains a 401(k) plan for all salaried employees and may make a discretionary contribution to the plan based on a computation in relation to net income and compensation expense. The Company also matches the first 5% of employee deferrals on a graduated scale of 100% of the first 1-3%, and 50% thereafter up to a maximum of 4%. Plan expense was approximately $141,000 and $136,000 for the years ended December 31, 2010 and 2009, respectively. A full-time employee is eligible to participate in the plan after three months of employment, the attainment of age 21, and completion of 250 hours of service each Plan year.

Supplemental Executive Retirement Plan

The Company maintains a nonqualified defined contribution supplemental executive retirement plan (“SERP”) for certain key executive officers and a nonqualified defined benefit SERP for certain directors. The present value of estimated supplemental retirement benefits is charged to operations. A set retirement benefit is provided to the directors, but no set retirement is promised to officers, and no deferral of salary or income is required by the participants. Rather, the Company has agreed to place a certain amount of funds into an insurance policy on behalf of the participants. Each year, whatever income the policy generates, in the case of officers, above and beyond a predetermined index rate will be accrued into a retirement account that has been established for the participant. The expense for the years ended December 31, 2010 and 2009 was approximately $318,000 and $53,000, respectively. The increase in expense was due to the impact of lower interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Ownership Plan

In 2005, the Bank established an ESOP that purchased 122,735 shares of Company common stock from proceeds provided by the Company in the form of a loan. The effective date of the ESOP is January 1, 2005 and it is considered a leveraged plan. A full-time employee is eligible to participate in the plan after three months of employment, the attainment of age 21, and completion of 250 hours of service in a plan year. Each plan year, the Bank may, at its discretion, make additional contributions to the plan; however, at a minimum, the Bank has agreed to provide a contribution in the amount necessary to service the debt incurred to acquire the stock.

Shares are scheduled for release as the loan is repaid based on the interest method. The present amortization schedule calls for 8,182 shares to be released each December 31. The Company utilized current year dividends on allocated and unallocated shares in the payment of current year loan payment in accordance with plan document. The use of allocated dividends reduces compensation expense and participants will receive an equivalent allocation of shares in relation to their respective dividends to compensate for use of dividends in loan payment.  There were no dividends declared or paid for the year ended December 31, 2009.

As shares in the ESOP are earned and committed to be released, compensation expense is recorded based on their average fair value. The difference between the average fair value of the shares committed to be released and the cost of those shares to the ESOP is charged or credited to additional paid-in capital. The balance of unearned shares held by the ESOP is shown as a reduction of stockholders’ equity. Only those shares in the ESOP that have been earned and are committed to be released are included in the computation of earnings per share.

ESOP compensation expense was $90,000 for the year ended December 31, 2010 compared to $63,000 for the year ended December 31, 2009. There were 8,182 shares earned and committed to be released and 35,105 allocated shares at December 31, 2010. At December 31, 2009, there were 8,182 shares earned and committed to be released and 29,756 allocated shares. The 73,641 and 81,823 remaining unearned/unallocated shares at December 31, 2010 and 2009 had an approximate fair market value of $1.0 million and $588,000, respectively.

12.   Stock-Based Compensation

In 2006, FedFirst Financial Corporation’s stockholders approved the 2006 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to promote the Company’s success and enhance its value by linking the personal interests of its employees, officers, directors and directors emeritus to those of the Company’s stockholders, and by providing participants with an incentive for outstanding performance. All of the Company’s salaried employees, officers and directors are eligible to participate in the Plan. The Plan authorizes the granting of options to purchase shares of the Company’s stock, which may be non-statutory stock options or incentive stock options, and restricted stock which is subject to restrictions on transferability and subject to forfeiture. The Plan reserved an aggregate number of 214,787 shares of which 153,419 may be issued in connection with the exercise of stock options and 61,367 may be issued as restricted stock. As of December 31, 2010, there were 54,483 shares available to be issued in connection with the exercise of stock options and 11,769 shares that may be issued as restricted stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 7, 2009, an officer of the Company was awarded an aggregate of 2,368 restricted shares of common stock and 7,103 options to purchase shares of common stock. The awards vest over five years at the rate of 20% per year and the stock options have a 10 year contractual life from the date of grant. The Company’s common stock closed at $6.55 per share on August 7, 2009, which is the exercise price of the options granted on that date. The market value of the restricted stock awards was approximately $15,500, before the impact of income taxes. The estimated value of the stock options was $24,900, before the impact of income taxes. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on August 7, 2009 was $3.51 using the following Black-Scholes-Merton option pricing model assumptions: expected life of 7 years, expected dividend rate of 0%, risk-free interest rate of 3.50% and an expected volatility of 47.55%, based on historical results.

The Company recognizes expense associated with the awards over the five-year vesting period. Compensation expense was $293,000 for the year ended December 31, 2010 compared to $296,000 for the year ended December 31, 2009. As of December 31, 2010, there was $282,000 of total unrecognized compensation cost related to nonvested stock-based compensation compared to $603,000 at December 31, 2009. The compensation expense cost at December 31, 2010 is expected to be recognized ratably over the weighted average remaining service period of 1.65 years. The Company realized tax expense for stock option (NSOs) of $9,000 for the year ended December 31, 2010 as compared to a tax benefit of $25,000 for the year ended December 31, 2009.

	Stock Options
		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Remaining
Stock-Based Compensation	Shares	Price	Term
Outstanding at January 1, 2009	129,976	$20.32	7.80
Granted	7,103	6.55
Exercised or converted	-	-
Forfeited	17,046	21.35
Expired	17,283	21.35
Outstanding at December 31, 2009	102,750	$19.03	7.09
Granted	-	-
Exercised or converted	-	-
Forfeited	2,557	15.76
Expired	1,231	17.11
Fractional shares (1)	26
Outstanding at December 31, 2010	98,936	$19.13	6.06

Exercisable at December 31, 2010	68,124	$20.33	5.59

(1) Represents adjustment for total of fractional shares on a participant level due to second step conversion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Stock Options		Restricted Stock Awards
	Number of	Fair-Value	Number of	Fair-Value
	Shares	Price	Shares	Price
Nonvested at December 31, 2008	82,247	$6.50	34,850	$19.54
Granted	7,103	3.51	2,368	6.55
Vested	19,129	6.53	8,476	21.20
Forfeited	17,046	6.67	5,682	21.35
Nonvested at December 31, 2009	53,175	$6.04	23,060	$17.15
Granted	-	-	-	-
Vested	19,792	6.31	8,570	19.25
Forfeited	2,557	6.12	1,278	15.76
Fractional Shares (1)	14	-	11
Nonvested at December 31, 2010	30,812	$5.86	13,201	$16.81

(1) Represents adjustment for total of fractional shares on a participant level due to second step conversion.

13.   Concentration of Credit Risk

The risk of loss from lending and investing activities includes the possibility that a loss may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility of loss is known as credit risk. Credit risk can be reduced by diversifying the Company’s assets to prevent imprudent concentrations. The Company has adopted policies designed to prevent imprudent concentrations within its security and loan portfolio.

The primary investment vehicles for the Company for the years ended December 31, 2010 and 2009 were mortgage-backed securities, which are comprised of diversified individual residential mortgage notes, and REMICs (real estate mortgage investment conduits), which represent a participation interest in a pool of mortgages. Mortgage-backed securities are guaranteed as to the timely repayment of principal and interest by a Government-sponsored enterprise. REMICs are created by redirecting the cash flows from the pool of mortgages underlying those securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. REMICs may be sponsored by private issuers, such as money center banks or mortgage bankers, or by U.S. Government agencies and Government-sponsored enterprises. Investments in other securities consist of Government-sponsored securities which are made to provide and maintain liquidity within the guidelines of applicable regulations.

Substantially all of the Company’s loans, excluding those serviced by others, are made to customers located in southwestern Pennsylvania. The Company does not have any other concentration of credit risk representing greater than 10% of loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Off-Balance Sheet Risk

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit on consumer and commercial lines of credit, fixed rate residential, home equity installment commitments and are summarized as follows (dollars in thousands).

December 31,	2010	2009
Unused consumer revolving lines of credit	$3,152	$3,132
Unused commercial lines of credit	5,103	4,202
One-to-four family residential commitments	443	413
Home equity installment commitments	897	283
Total commitments outstanding	$9,595	$8,030

Excluding unused lines of credit, fixed rate commitments totaled $1.3 million at December 31, 2010 and had interest rates ranging from 4.125% to 5.0%.

14.  Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of December 31, 2010 and 2009 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to December 31, 2010 and 2009 may be different than the amounts reported at each period end.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010, Level 3 includes 10 securities totaling $1.3 million. This balance is comprised of seven odd-lot mortgage-backed securities at $38,000 and three corporate debt securities at $1.2 million, which are pooled trust preferred insurance company term obligations. The mortgage-backed securities, which were AAA rated at purchase, do not have an active market due to their size and nature and as such the Company has used an alternative method to determine the fair value of these securities. The fair value has been determined using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions. The corporate debt securities, which were rated A at purchase and are currently rated B+/CCC, could not be priced using quoted market prices, observable market activity or comparable trades, and the financial market was considered not active. The trust preferred market has been severely impacted by the lack of liquidity in the credit markets and concern over the financial services industry. Fair values for trust preferred securities were obtained from pricing sources with reasonable pricing transparency, taking into account other unobservable inputs related to the risks for each issuer. The pooled trust preferred corporate term obligations owned are collateralized by the trust preferred securities of insurance companies in the U.S. There has been little or no active trading in these securities; therefore it was more appropriate to determine fair value using a discounted cash flow analysis. Determining the appropriate discount rate for the discounted cash flow analysis combined current and observable market spreads for comparable structured credit products with specific risks identified within each issue. The observable market spreads incorporated both credit and liquidity premiums.

For financial assets measured at fair value on a recurring basis, the following tables set forth the fair value measurements by fair value hierarchy at December 31, 2010 (dollars in thousands).

	December 31, 2010	December 31, 2009
Significant other observable inputs (Level 2)
Government-sponsored enterprises	$7,614	$5,745
Municipal bonds	4,296	4,271
Mortgage-backed	33,951	35,453
REMICs	31,565	30,465
Equities	49	49
Total significant other observable inputs (Level 2)	77,475	75,983

Significant unobservable inputs (Level 3)
Mortgage-backed	38	1,483
Corporate debt	1,240	2,093
Total significant unobservable inputs (Level 3)	1,278	3,576
Total securities	$78,753	$79,559

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant
Unobservable Inputs
(Level 3)
December 31, 2008	$5,371
Total unrealized gains	591
Purchases	-
Settlements	-
Paydowns and maturities	(651)
Net transfers out of level 3	(1,735)
December 31, 2009	$3,576
Total unrealized losses	(836)
Purchases	-
Settlements	-
Paydowns and maturities	(300)
Net transfers out of level 3	(1,162)
December 31, 2010	$1,278

	December 31, 2010	December 31, 2009
The amount of total unrealized (losses) gains for the year included in earnings (or changes in net assets) attributable to the change in unrealized (losses) gains relating to assets still held at year end	$(836)	$591

For financial assets measured at fair value on a nonrecurring basis, the following tables set forth the fair value measurements by fair value hierarchy (dollars in thousands):

December 31, 2010	Level 2
Impaired loans	$995
Real estate owned	426

Certain impaired loans over $250,000 are individually reviewed to determine the amount of each loan that may be at risk of noncollection. When repayment is expected solely from the collateral, the impaired loans are reported at the fair value of the underlying collateral using Level 2 inputs based on property appraisals less any specific allowance. The fair value of real estate owned was estimated using Level 2 inputs based on property appraisals less any projected selling costs.

The following presents the fair value of financial instruments. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be sustained by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. In addition, the following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2010 and 2009:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans

The fair values for residential loans are estimated using discounted cash flow analyses using mortgage commitment rates from either FNMA or FHLMC. The fair values of consumer and commercial loans are estimated using discounted cash flow analyses, using interest rates reported in various government releases. The fair values of multi-family and nonresidential mortgages are estimated using discounted cash flow analysis, using interest rates based on national commitment rates on similar loans.

Federal Home Loan Bank Stock

The carrying amount approximates the asset’s fair value.

Accrued Interest Receivable and Accrued Interest Payable

The fair value of these instruments approximates the carrying value.

Deposits

The fair values disclosed for demand deposits (eg., savings accounts) are, by definition, equal to the amount payable on demand at the repricing date (i.e., their carrying amounts). Fair values of certificates of deposits are estimated using a discounted cash flow calculation that applies the FHLB of Pittsburgh advance yield curve to the maturity schedule of the Bank’s certificates of deposit.

Borrowings

The fair value the FHLB advances and repurchase agreements are estimated using a discounted cash flow calculation using the current FHLB advance yield curve. This is the method that the FHLB of Pittsburgh used to determine the cost of terminating the borrowing contract. The FHLB of Pittsburgh issues a valuation report for convertible select advances.

Commitments to Extend Credit

These financial instruments are generally not subject to sale and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure purposes. The contractual amounts of unfunded commitments are presented in Note 13 to these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the carrying amount and estimated fair value of financial instruments (dollars in thousands).

December 31,	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$9,320	$9,320	$7,496	$7,496
Securities	78,753	78,753	79,559	79,559
Loans, net	230,055	236,463	240,387	246,502
FHLB stock	6,556	6,556	6,901	6,901
Accrued interest receivable	1,365	1,365	1,556	1,556

Financial liabilities:
Deposits	203,562	205,204	193,581	194,814
Borrowings	76,893	79,764	112,511	115,437
Accrued interest payable	598	598	836	836

15.  Condensed Financial Statements of Parent Company

Financial information pertaining only to FedFirst Financial Corporation (dollars in thousands).

Statement of Financial Condition

December 31,	2010	2009
Assets:
Cash and cash equivalents	$10,924	$3,058
Investment in the Bank	45,404	37,034
Loan receivable, ESOP	1,780	1,928
Other assets	587	372
Total assets	$58,695	$42,392

Liabilities and Stockholders' Equity:
Accrued expenses	192	28
Stockholders' equity	58,503	42,364
Total liabilities and stockholders' equity	$58,695	$42,392

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Operations

Years ended December 31,	2010	2009
Interest income	$111	$119
Operating income	1	-
Operating expense	200	240
Loss before undistributed net income of subsidiary and income tax benefit	(88)	(121)
Undistributed net income of subsidiary	666	639
Income before income tax benefit	578	518
Income tax benefit	(30)	(39)
Net income	$608	$557

Statements of Cash Flows

Years ended December 31,	2010	2009
Cash flows from operating activities:
Net income	$608	$557
Adjustments to reconcile net income to net cash provided by
operating activities:
Undistributed net income in subsidiary	(666)	(639)
Noncash expense for stock-based compensation	293	296
Increase in other assets	(233)	(3)
Increase in other liabilities	164	4
Net cash provided by operating activities	166	215

Cash flows from investing activities:
ESOP loan principal payments received	148	139
Investment in FFSB	(7,700)	-
Net cash (used in) provided by investing activities	(7,552)	139

Cash flows from financing activities:
Purchases of common stock to be held in treasury	(16)	(77)
Proceeds from stock offering, net	15,355	-
Cash dividends paid	(87)	-
Net cash provided by (used in) financing activities	15,252	(77)

Net increase in cash and cash equivalents	7,866	277

Cash and cash equivalents at beginning of year	3,058	2,781
Cash and cash equivalents at end of year	$10,924	$3,058

16.  Segment and Related Information

The consolidated operating results of FedFirst Financial are presented as a single financial services segment. FedFirst Financial is the parent company of the Bank, which owns FFEC. FFEC has an 80% controlling interest in Exchange Underwriters. Exchange Underwriters is managed separately from the banking and related financial services that the Company offers. Exchange Underwriters is an independent insurance agency that offers property and casualty, life, health, commercial general liability, surety and other insurance products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a table of selected financial data for the Company's subsidiaries and consolidated results for 2010 and 2009 (dollars in thousands).

	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated

December 31, 2010
Assets	$343,469	$1,422	$58,695	$(60,513)	$343,073
Liabilities	297,977	667	192	(14,350)	284,486
Stockholders' equity	45,492	755	58,503	(46,163)	58,587

December 31, 2009
Assets	$353,397	$1,511	$42,392	$(44,007)	$353,293
Liabilities	316,280	783	28	(6,241)	310,850
Stockholders' equity	37,117	728	42,364	(37,766)	42,443

Year Ended December 31, 2010
Total interest income	$16,786	$9	$111	$(111)	$16,795
Total interest expense	6,845	-	-	(111)	6,734
Net interest income	9,941	9	111	-	10,061
Provision for loan losses	850	-	-	-	850
Net interest income after
provision for loan losses	9,091	9	111	-	9,211
Noninterest income	122	2,329	1	-	2,452
Noninterest expense	8,586	1,827	200	-	10,613
Undistributed net income of subsidiary	280	-	666	(946)	-
Income before income tax expense (benefit) and
noncontrolling interest in net income of consolidated subsidiary	907	511	578	(946)	1,050
Income tax expense (benefit)	185	231	(30)	-	386
Net income before noncontrolling interest in net
income of consolidated subsidiary	722	280	608	(946)	664
Noncontrolling interest in net income
of consolidated subsidiary	56	-	-	-	56
Net income	$666	$280	608	$(946)	$608

Year Ended December 31, 2009
Total interest income	$18,036	$15	$119	$(119)	$18,051
Total interest expense	8,780	-	-	(119)	8,661
Net interest income	9,256	15	119	-	9,390
Provision for loan losses	1,090	-	-	-	1,090
Net interest income after
after provision for loan losses	8,166	15	119	-	8,300
Noninterest income	1,001	2,218	-	-	3,219
Noninterest expense	8,546	1,767	240	-	10,553
Undistributed net income of subsidiary	254	-	639	(893)	-
Income before income tax expense (benefit) and
noncontrolling interest in net income of consolidated subsidiary	875	466	518	(893)	966
Income tax expense (benefit)	185	212	(39)	-	358
Net income before noncontrolling interest in net
income of consolidated subsidiary	690	254	557	(893)	608
Noncontrolling interest in net income of
consolidated subsidiary	51	-	-	-	51
Net income	$639	$254	557	$(893)	$557

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  Quarterly Financial Information (Unaudited)

The following table summarizes selected information regarding the Company’s results of operations for the periods indicated (dollars in thousands). Quarterly earnings (loss) per share data may vary from annual loss per share due to rounding.

	March 31,	June 30,	September 30,	December 31,
Three Months Ended	2010	2010	2010	2010
Interest income	$4,364	$4,233	$4,178	$4,020
Interest expense	1,864	1,799	1,617	1,454
Net interest income	2,500	2,434	2,561	2,566
Provision for loan losses	200	200	200	250
Net interest income after
provision for loan losses	2,300	2,234	2,361	2,316
Noninterest income	926	782	672	72
Noninterest expense	2,582	2,540	2,583	2,908
Income before income tax expense
and noncontolling interest in net
income (loss) of consolidated subsidiary	644	476	450	(520)
Income tax (benefit) expense	237	168	152	(171)
Net income before noncontrolling
interest in net income (loss) of
consolidated subsidiary	407	308	298	(349)
Noncontrolling interest in net income
of consolidated subsidiary	33	13	3	7
Net income (loss)	$374	$295	$295	$(356)

Earnings (loss) per share basic and diluted	$0.13	$0.10	$0.10	$(0.12)

	March 31,	June 30,	September 30,	December 31,
Three Months Ended	2009	2009	2009	2009
Interest income	$4,570	$4,484	$4,509	$4,488
Interest expense	2,350	2,218	2,096	1,997
Net interest income	2,220	2,266	2,413	2,491
Provision for loan losses	160	230	300	400
Net interest income after
provision for loan losses	2,060	2,036	2,113	2,091
Noninterest income (loss)	913	887	706	713
Noninterest expense	2,398	2,811	2,657	2,687
Income (loss) before income tax expense
(benefit) and noncontolling interest in
net income of consolidated subsidiary	575	112	162	117
Income tax expense (benefit)	218	45	57	38
Net income (loss) before noncontrolling interest
in net income of consolidated subsidiary	357	67	105	79
Noncontrolling interest in net income (loss)
of consolidated subsidiary	38	19	-	(6)
Net income	$319	$48	$105	$85

Earnings per share basic and diluted	$0.11	$0.02	$0.04	$0.03