Form 10-Q
period 2011-03-31
FedFirst Financial Corp
filed 2011-05-13
CIK 1486058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-54124

FEDFIRST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	80-0578993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

565 Donner Avenue, Monessen, Pennsylvania	15062
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of May 13, 2011, the issuer had 2,991,461 shares of common stock outstanding.

FORM 10-Q

INDEX

Page
PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2011	2010
(Dollars in thousands, except share data)	(UNAUDITED)
Assets:

Cash and cash equivalents:
Cash and due from banks	$1,581	$1,626
Interest-earning deposits	6,212	7,694
Total cash and cash equivalents	7,793	9,320

Securities available-for-sale	70,211	78,708
Loans, net	237,658	230,055
Federal Home Loan Bank ("FHLB") stock, at cost	6,228	6,556
Accrued interest receivable - loans	1,026	1,038
Accrued interest receivable - securities	335	327
Premises and equipment, net	2,311	2,281
Bank-owned life insurance	8,066	7,998
Goodwill	1,080	1,080
Real estate owned	439	426
Deferred tax assets	2,570	3,017
Other assets	1,644	2,267
Total assets	$339,361	$343,073

Liabilities and Stockholders' Equity:

Deposits:
Noninterest-bearing	17,355	15,612
Interest-bearing	200,335	187,950
Total deposits	217,690	203,562

Borrowings	58,381	76,893
Advance payments by borrowers for taxes and insurance	642	455
Accrued interest payable - deposits	245	298
Accrued interest payable - borrowings	238	300
Other liabilities	2,783	2,978
Total liabilities	279,979	284,486

Stockholders' equity
FedFirst Financial Corporation stockholders' equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock $0.01 par value; 20,000,000 shares authorized; 2,991,461
shares issued and outstanding	30	30
Additional paid-in-capital	42,074	42,016
Retained earnings - substantially restricted	18,321	18,140
Accumulated other comprehensive income (loss), net of deferred taxes
(benefit) of $272 and $(82)	423	(128)
Unearned Employee Stock Ownership Plan ("ESOP")	(1,512)	(1,555)
Total FedFirst Financial Corporation stockholders' equity	59,336	58,503
Noncontrolling interest in subsidiary	46	84
Total stockholders' equity	59,382	58,587
Total liabilities and stockholders' equity	$339,361	$343,073

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months
	Ended March 31,
(Dollars in thousands, except per share data)	2011	2010

Interest income:
Loans	$3,219	$3,413
Securities	710	948
Other interest-earning assets	3	3
Total interest income	3,932	4,364

Interest expense:
Deposits	711	885
Borrowings	621	979
Total interest expense	1,332	1,864
Net interest income	2,600	2,500

Provision for loan losses	250	200
Net interest income after provision for loan losses	2,350	2,300

Noninterest income:
Fees and service charges	124	122
Insurance commissions	629	746
Income from bank-owned life insurance	68	71
Net loss on sales of available-for-sale securities	(1)	(5)
Net loss on sales of real estate owned	(3)	(14)
Other	17	6
Total noninterest income	834	926

Noninterest expense:
Compensation and employee benefits	1,601	1,457
Occupancy	354	378
FDIC insurance premiums	86	100
Data processing	124	117
Professional services	179	168
Other	393	362
Total noninterest expense	2,737	2,582

Income before income tax expense and noncontrolling interest in net income of consolidated subsidiary	447	644
Income tax expense	161	237
Net income before noncontrolling interest in net income of consolidated subsidiary	286	407
Noncontrolling interest in net income of consolidated subsidiary	18	33
Net income of FedFirst Financial Corporation	$268	$374

Earnings per share (1):
Basic and diluted	$0.09	$0.13

Weighted-average shares outstanding (1):
Basic	2,905,642	2,891,441
Diluted	2,911,768	2,891,441

(1)
Prior period earnings per share and weighted average shares outstanding figures were adjusted for comparability using the conversion ratio of 0.4735 due to completion of second step offering on September 21, 2010.

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010 (UNAUDITED)

(Dollars in thousands)	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Unearned ESOP	Common Stock Held in Treasury	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity	Comprehensive Income
Balance at January 1, 2010	$67	$29,558	$17,619	$(39)	$(1,728)	$(3,113)	$79	$42,443
Comprehensive income (loss):
Net income	-	-	374	-	-	-	33	407	$407
Unrealized gain on securities available-for-sale, net of tax of $273	-	-	-	423	-	-	-	423	423
Reclassification adjustment on sales of securities available-for-sale, net of tax ($62)	-	-	-	(96)	-	-	-	(96)	(96)
ESOP shares committed to be released	-	(24)	-	-	43	-	-	19
Stock-based compensation expense	-	75	-	-	-	-	-	75
Stock awards forfeited	-	5	-	-	-	(5)	-	-
Distribution to noncontrolling shareholder	-	-	-	-	-	-	(51)	(51)
Total comprehensive income									734
Less: Comprehensive income attributable to the noncontrolling interest in subsidiary									33
Comprehensive income attributable to FedFirst Financial Corporation									$701

Balance at March 31, 2010	$67	$29,614	$17,993	$288	$(1,685)	$(3,118)	$61	$43,220

(Dollars in thousands)	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Unearned ESOP	Common Stock Held in Treasury	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity	Comprehensive Income
Balance at January 1, 2011	$30	$42,016	$18,140	$(128)	$(1,555)	$-	$84	$58,587
Comprehensive income (loss):
Net income	-	-	268	-	-	-	18	286	$286
Unrealized gain on securities available-for-sale, net of tax of $377	-	-	-	586	-	-	-	586	586
Reclassification adjustment on sales of securities available-for-sale, net of tax of $(23)	-	-	-	(35)	-	-	-	(35)	(35)
ESOP shares committed to be released	-	(15)	-	-	43	-	-	28
Stock-based compensation expense	-	73	-	-	-	-	-	73
Distribution to noncontrolling shareholder	-	-	-	-	-	-	(56)	(56)
Dividends paid	-	-	(87)	-	-	-	-	(87)
Total comprehensive income									837
Less: Comprehensive income attributable to the noncontrolling interest in subsidiary									18
Comprehensive income attributable to FedFirst Financial Corporation									$819

Balance at March 31, 2011	$30	$42,074	$18,321	$423	$(1,512)	$-	$46	$59,382

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
(Dollars in thousands)	2011	2010
Cash flows from operating activities:
Net income of FedFirst Financial Corporation	$268	$374
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest in net income of consolidated subsidiary	18	33
Provision for loan losses	250	200
Depreciation	128	136
Amortization of intangibles	27	29
Net loss on sales of available-for-sale securities	1	5
Net loss on sale of real estate owned	3	14
Net accretion of security discounts/premiums and loan costs	88	63
Noncash expense for ESOP	28	19
Noncash expense for stock-based compensation	73	75
Increase in bank-owned life insurance	(68)	(71)
Decrease (Increase) in other assets	727	(125)
Decrease in other liabilities	(310)	(330)
Net cash provided by operating activities	1,233	422

Cash flows from investing activities:
Net loan (originations) repayments	(7,994)	5,981
Proceeds from maturities of and principal repayments of securities available-for-sale	7,293	3,448
Proceeds from sales of securities available-for-sale	2,006	7,959
Purchases of securities available-for-sale	-	(8,146)
Purchases of premises and equipment	(158)	(99)
Decrease in FHLB stock, at cost	328	-
Proceeds from sales of real estate owned	105	73
Net cash provided by investing activities	1,580	9,216

Cash flows from financing activities:
Net decrease in short-term borrowings	(4,200)	(1,800)
Repayments of long-term borrowings	(14,312)	(14,172)
Net increase in deposits	14,128	10,897
Increase in advance payments by borrowers for taxes and insurance	187	694
Dividends paid	(87)	-
Distribution to noncontrolling shareholder	(56)	(51)
Net cash used in financing activities	(4,340)	(4,432)

Net (decrease) increase in cash and cash equivalents	(1,527)	5,206
Cash and cash equivalents, beginning of period	9,320	7,496

Cash and cash equivalents, end of period	$7,793	$12,702

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings	$1,447	$1,921
Income tax expense	31	42

Real estate acquired in settlement of loans	155	724
Securities sold not settled	-	133

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

The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain items previously reported have been reclassified to conform with the current reporting period’s format. Prior period earnings per share and weighted average shares outstanding figures were adjusted for comparability using the conversion ratio of 0.4735 due to completion of second step offering on September 21, 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year or any other interim period. The Company evaluated subsequent events through the date the consolidated financial statements were filed with the Securities and Exchange Commission and incorporated into the consolidated financial statements the effect of all material known events determined by Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events, to be recognizable events.

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

Note 2.  Recent Accounting Pronouncements

ASU 2011-02 A Creditor’s Determination of Whether A Restructuring Is a Troubled Debt Restructuring. In April 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether A Restructuring Is a Troubled Debt Restructuring, which clarifies when a loan modification or restructuring is considered a troubled debt restructuring (TDR). In evaluating whether a modification or restructuring constitutes a TDR, a creditor must separately conclude that both the restructuring constitutes a concession and the borrower is experiencing financial difficulties. To provide greater consistency and transparency in reporting TDRs, this ASU clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. The Company has determined that the adoption of this ASU will not have a material impact on its financial condition and results of operations.

Note 3.  Securities

The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).

March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-Sponsored Enterprises	$4,586	$8	$24	$4,570
Municipal bonds	3,375	234	-	3,609
Mortgage-backed	28,588	1,145	82	29,651
REMICs	28,968	1,012	145	29,835
Corporate debt	3,995	-	1,453	2,542
Equities	4	-	-	4
Total securities available-for-sale	$69,516	$2,399	$1,704	$70,211

December 31, 2010
Government-Sponsored Enterprises	$7,580	$36	$2	$7,614
Municipal bonds	4,012	284	-	4,296
Mortgage-backed	32,747	1,306	64	33,989
REMICs	30,580	1,095	110	31,565
Corporate debt	3,995	-	2,755	1,240
Equities	4	-	-	4
Total securities available-for-sale	$78,918	$2,721	$2,931	$78,708

The amortized cost and fair value of securities at March 31, 2011 by contractual maturity were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$-	$-
Due from one to five years	1,375	1,428
Due from five to ten years	12,334	12,522
Due after ten years	55,803	56,257
No scheduled maturity	4	4
Total	$69,516	$70,211

The following table presents gross unrealized losses and fair value of securities aggregated by category and length of time that individual securities have been in a continuous loss position at the dates indicated (dollars in thousands).

	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
March 31, 2011	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Government-sponsored enterprises	1	$2,270	$24	-	$-	$-	1	$2,270	$24

Mortgage-backed	3	7,859	82	-	-	-	3	7,859	82

REMICs - Government-sponsored enterprises	5	6,974	145	-	-	-	5	6,974	145

Corporate debt	-	-	-	3	2,542	1,453	3	2,542	1,453
Total securities temporarily impaired	9	$17,103	$251	3	$2,542	$1,453	12	$19,645	$1,704

	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
December 31, 2010	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Government-sponsored enterprises	1	$2,292	$2	-	$-	$-	1	$2,292	$2

Mortgage-backed	3	8,168	64	-	-	-	3	8,168	64

REMICs - Government-sponsored enterprises	2	4,895	110	-	-	-	2	4,895	110

Corporate debt	-	-	-	3	1,240	2,755	3	1,240	2,755
Total securities temporarily impaired	6	$15,355	$176	3	$1,240	$2,755	9	$16,595	$2,931

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

Corporate Debt – At March 31, 2011, the Company had three securities that were in an unrealized loss position for 12 months or greater at an amount of $1.5 million. These securities consist of two pools of insurance company-issued preferred trust obligations. These securities were downgraded from their original rating issuance to below investment grade. The lack of liquidity in the market for this type of security, credit rating downgrades and market uncertainties are factors contributing to the unrealized losses on these securities.

The following table provides additional information related to the Company’s pooled preferred trust obligations at March 31, 2011 (dollars in thousands):

Pool	Class	Tranche	Amortized Cost	Fair Value	Unrealized Loss	S&P / Fitch Rating	Current Number of Insurance Companies	Total Collateral	Current Deferrals and Defaults	Performing Collateral	Additional Immediate Deferrals / Defaults Before Causing an Interest Shortfall (a)	Additional Immediate Deferrals / Defaults Before Causing a Break in Yield (b)
I-PreTSL I	Mezzanine	B-3	$1,500	$964	$(536)	B+/CCC	17	$193,500	$17,500	$176,000	$102,500	$53,000
I-PreTSL II	Mezzanine	B-3	2,495	1,578	(917)	B+/B	29	378,000	-	378,000	153,000	140,000
			$3,995	$2,542	$(1,453)

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

These securities are evaluated for OTTI by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit-related OTTI exists. Additionally, reports are reviewed that provide information for the amount of deferral/defaults that would have to occur to prevent the tranche from collecting contractual cash flows (principal and interest). None of these securities are projecting a cash flow disruption, nor have any of these securities experienced a cash flow disruption. The Company also reviewed each of the issues’ collateral participants, including their financial condition, ratings provided by A. M. Best (for insurance companies), and adverse conditions specifically related to industry or geographic area. This information did not suggest additional deferrals and defaults in the future that would result in the securities not receiving all of their contractual cash flows. Based on the analysis performed and the fact that the Company does not expect to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company concluded that there is no OTTI on these securities at March 31, 2011.

Other Securities – This category includes Government-Sponsored Enterprises (“GSE”), mortgage-backed securities and GSE - REMICS. At March 31, 2011, the Company had a total of nine securities with an unrealized loss of $251,000 in these categories. All of these securities were in an unrealized loss position of less than 12 months.  An evaluation of the individual securities was performed whereby we reviewed all credit ratings and noted all remain at investment grade. Additionally, all securities are issued and backed by a Government-Sponsored Enterprise (“FNMA” or “FHLMC”). The Company believes the unrealized losses are due to changes in market interest rates. The Company does not intend to sell the securities and it is more likely than not to not be required to sell the securities before their recovery. The Company expects to recover the entire amortized cost basis of these securities and concluded that there is no OTTI on these securities.

FHLB Stock – The Company is a member of the FHLB of Pittsburgh. As a member, the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements in order to obtain low cost products and services offered by the FHLB. Unlike investment securities, FHLB stock does not provide its holders with an opportunity for appreciation because by regulation FHLB stock can only be purchased, redeemed and transferred at par value. At March 31, 2011 and December 31, 2010, the Company’s FHLB stock totaled $6.2 million and $6.6 million, respectively.

The Company evaluates impairment in FHLB stock when certain conditions warrant further consideration. In December 2008, the FHLB voluntarily suspended dividend payments on its stock as well as the repurchase of excess stock from members. The FHLB stated that this was due to a reduction in core earnings and concern over the FHLB’s capital position. In October 2010, the FHLB initiated a repurchase program based on outstanding excess capital stock. The amount of excess capital stock repurchased from any member was the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding. Based on this evaluation, the FHLB repurchased 5% of our capital stock in the fourth quarter of 2010 and first quarter of 2011. Future repurchases of excess capital stock will be determined on a quarterly basis going forward. After evaluating such factors as the capital adequacy of the FHLB, its overall operating performance and the FHLB’s liquidity and funding position, the Company concluded that the par value was ultimately recoverable and no impairment charge was recognized at March 31, 2011.

Note 4.  Loans

The following table sets forth the composition of our loan portfolio at the dates indicated (dollars in thousands).

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Real estate-mortgage:
One-to-four family residential
Originated	$120,900	49.6%	$121,376	51.3%
Purchased	19,616	8.1	20,591	8.7
Total one-to-four family residential	140,516	57.7	141,967	60.0

Multi-family
Originated	7,712	3.2	4,082	1.7
Purchased	5,226	2.1	5,261	2.2
Total multi-family	12,938	5.3	9,343	3.9

Commercial	35,259	14.5	33,732	14.2
Total real estate-mortgage	188,713	77.5	185,042	78.1

Real estate-construction:
Residential	5,986	2.5	6,787	2.9
Commercial	726	0.3	736	0.3
Total real estate-construction	6,712	2.8	7,523	3.2

Consumer:
Home equity
Loan-to-value ratio of 80% or less	26,046	10.6	22,629	9.6
Loan-to-value ratio of greater than 80%	8,148	3.4	8,623	3.6
Total home equity	34,194	14.0	31,252	13.2

Other	1,917	0.8	2,090	0.9
Total consumer	36,111	14.8	33,342	14.1

Commercial business	11,956	4.9	10,875	4.6
Total loans	$243,492	100.0%	$236,782	100.0%

Net premiums on loans purchased	120		116
Net deferred loan costs	707		697
Loans in process	(3,826)		(4,716)
Allowance for loan losses	(2,835)		(2,824)
Loans, net	$237,658		$230,055

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

Construction Loans. We originate loans to individuals to finance the construction of residential dwellings. We also make loans for the construction of commercial properties, including apartment buildings and owner-occupied properties used for businesses. Our construction loans generally provide for the payment of interest-only during the construction phase, which is usually 12 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 97% on residential construction and 80% on commercial construction. Loans with loan-to-value ratios in excess of 80% on residential construction generally require private mortgage insurance or additional collateral. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.

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

When evaluating commercial business loans, we perform a detailed financial analysis of the borrower and/or guarantor which includes, but is not limited to: cash flow and balance sheet analysis, debt service capabilities, review of industry (geographic and economic conditions) and collateral analysis. We independently underwrite in accordance with our commercial loan policy all of the equipment leases that we originate through the third-party leasing company.

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

Nonperforming Assets.  The following table provides information with respect to our nonperforming assets at the dates indicated (dollars in thousands).

	March 31,	December 31,
	2011	2010
Nonaccrual loans:
Real estate - mortgage loans
One-to-four family residential
Originated	$ 371	$332
Purchased	425	394
Total one-to-four family residential	796	726

Multi-family
Originated	-	-
Purchased	-	-
Total multi-family	-	-

Commercial	580	493
Total real estate - mortgage	1,376	1,219

Real estate - construction loans
Residential	-	-
Commercial	-	-
Total real estate - construction	-	-

Consumer loans
Home equity
Loan-to-value ratio of 80% or less	123	-
Loan-to-value ratio of greater than 80%	32	-
Total home equity	155	-

Other	-	-
Total consumer	155	-

Commercial business	-	-
Total nonaccrual loans	1,531	1,219

Accruing loans past due 90 days or more	-	-
Total nonaccrual loan and accruing loans
past due 90 days or more	1,531	1,219
Real estate owned	439	426
Total nonperforming assets	$ 1,970	$1,645

Troubled debt restructurings
In nonaccrual status	477	493
Performing under modified terms	667	672
Troubled debt restructurings	$ 1,144	$1,165

Total nonperforming loans to total loans	0.63%	0.51%
Total nonperforming assets to total assets	0.58	0.48

At March 31, 2011 nonaccrual loans consisted primarily of eight residential mortgage loans that totaled $796,000, of which three were originated internally in the amount of $371,000 and five were purchased in the amount of $425,000. Of these loans, one originated and three purchased residential properties in the amounts of $160,000 and $217,000, respectively, were in process of foreclosure at March 31, 2011. Additionally, nonaccrual loans included two commercial real estate relationships, which consisted of three loans in the amount of $580,000, and two home equity loans in the amount of $155,000.

At December 31, 2010 nonaccrual loans consisted primarily of seven residential mortgage loans that totaled $726,000, of which four were originated internally in the amount of $332,000 and three were purchased in the amount of $394,000. Of these loans, one originated and one purchased residential property in the amounts of $160,000 and $231,000, respectively, were in process of foreclosure at December 31, 2010. Additionally, nonaccrual loans included one commercial real estate relationship which consisted of two loans in the amount of $493,000.

Loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties are considered troubled debt restructurings (TDRs). TDRs typically result from our loss mitigation activities and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Total nonaccrual loans in the table above include TDRs of $477,000 and $493,000 at March 31, 2011 and December 31, 2010, respectively, related to one commercial real estate relationship in which the borrower was given a six month interest-only payment concession.  In addition, there was one TDR of $667,000 and $672,000 at March 31, 2011 and December 31, 2010, respectively, that has demonstrated performance under the modified terms and therefore was in a performing (accrual) status. The modified terms of this commercial real estate participation loan included extending the maturity date by three years and decreasing the interest rate. Once a loan is classified as a TDR, the determination of income recognition is based on the status of the loan prior to classification. If a loan is in nonaccrual status, then it will remain in that classification for a minimum of a six month term until factors indicating collectability no longer exist. Loans that are current at the time of classification will remain on an accrual basis and monitored.  If restructured contractual terms of a loan are not met, then the loan will be placed on nonaccrual status.

The following tables summarize information in regards to impaired loans by loan portfolio class at the dates indicated (dollars in thousands).

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2011	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial real estate	$1,430	$1,430	$-	$1,441	$18

With an allowance recorded
Commercial real estate	667	667	170	670	8

Total
Commercial real estate	$2,097	$2,097	$170	$2,111	$26

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2010	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial real estate	$493	$493	$-	$547	$4

With an allowance recorded
Commercial real estate	672	672	170	680	32

Total
Commercial real estate	$1,165	$1,165	$170	$1,227	$36

Federal regulations require us to review and classify our assets on a regular basis. In addition, the OTS has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as substandard or doubtful, we establish a general valuation allowance for loan losses and in some cases charge-off a portion of loans classified as doubtful. If we classify an asset as loss, we charge-off an amount equal to 100% of the portion of the asset classified loss.

The following table presents the classes of the loan portfolio and shows our credit risk profile by internally assigned risk rating at the dates indicated (dollars in thousands).

	Real estate - mortgage					Real estate-construction		Consumer
								Home	Home
	One-to-	One-to-						equity	equity
	four	four						(loan	(loan
	family	family	Multi-	Multi-				to value	to value		Com-
	residential	residential	family	family	Com-	Resi-	Com-	of 80%	of greater	Other	mercial	Loans
March 31, 2011	(originated)	(purchased)	(originated)	(purchased)	mercial	dential	mercial	or less)	than 80%)	Consumer	business	Total
Grade:
Pass	$120,264	$19,191	$7,712	$5,226	$30,486	$5,986	$726	$25,779	$8,116	$1,905	$11,292	$236,683
Special Mention	265	-	-	-	2,572	-	-	144	-	12	664	3,657
Substandard	371	425	-	-	2,201	-	-	123	32	-	-	3,152
Doubtful	-	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-	-
Total	$120,900	$19,616	$7,712	$5,226	$35,259	$5,986	$726	$26,046	$8,148	$1,917	$11,956	$243,492

	Real estate - mortgage					Real estate-construction		Consumer
December 31, 2010	One-to- four family residential (originated)	One-to- four family residential (purchased)	Multi- family (originated)	Multi- family (purchased)	Com-mercial	Resi-dential	Com- mercial	Home equity (loan to value of 80% or less)	Home equity (loan to value of greater than 80%)	Other Consumer	Com-mercial business	Loans Total
Grade:
Pass	$121,044	$20,197	$4,082	$5,261	$29,518	$6,787	$736	$22,483	$8,624	$2,077	$10,196	$231,005
Special Mention	-	-	-	-	2,319	-	-	145	-	13	679	3,156
Substandard	332	394	-	-	1,895	-	-	-	-	-	-	2,621
Doubtful	-	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-	-
Total	$121,376	$20,591	$4,082	$5,261	$33,732	$6,787	$736	$22,628	$8,624	$2,090	$10,875	$236,782

At March 31, 2011, special mention assets consisted of five relationships, with one relationship totaling $960,000, which includes two commercial real estate loans, three business loans and two consumer loans.  The remaining four relationships consist of four commercial real estate loans, two commercial business loans and one mortgage loan totaling $2.1 million, $286,000 and $265,000, respectively.  Substandard assets consisted of all non-accrual loans and three commercial real estate loans in the amount of $1.8 million.

At December 31, 2010, special mention assets consisted of five relationships, with one relationship totaling $970,000, which includes three commercial real estate loans, three business loans and two consumer loans.  The remaining four relationships consist of five commercial real estate loans totaling $2.1 million.  Substandard assets consisted of all non-accrual loans and two commercial real estate loans in the amount of $1.4 million.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated (dollars in thousands).

	March 31, 2011			December 31, 2010
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or Greater	Days	Days	or Greater
	Past	Past	Past	Past	Past	Past
	Due	Due	Due	Due	Due	Due
Real estate - mortgage
One-to-four family residential
Originated	$1,057	$141	$230	$1,109	$59	$332
Purchased	1,287	77	425	260	168	394
Total one-to-four family
residential	2,344	218	655	1,369	227	726
Multi-family
Originated	-	-	-	-	-	-
Purchased	-	-	-	-	-	-
Total multi-family	-	-	-	-	-	-
Commercial	-	-	171	753	-	68
Total real estate - mortgage	2,344	218	826	2,122	227	794

Real estate - construction
Residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Total real estate - construction	-	-	-	-	-	-

Consumer
Home equity
Loan-to-value ratio of
80% or less	-	-	123	89	133	-
Loan-to-value ratio of
greater than 80%	-	-	32	-	32	-
Total home equity	-	-	155	89	165	-
Other	-	-	-	2	-	-
Total consumer	-	-	155	91	165	-

Commercial business	-	-	-	-	-	-
Total delinquencies	$2,344	$218	$981	$2,213	$392	$794

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

There are currently three loan relationships that are individually evaluated for impairment, of which two are considered TDRs. The first relationship that is considered a TDR is a commercial real estate relationship in which the borrower was given a six month, interest-only payment concession. It was determined based on appraisal of the underlying loan collateral that there was sufficient collateral to cover the outstanding loan balance and, therefore, a specific allowance was not established. The second relationship that is considered a TDR is related to a commercial real estate participation in which a $170,000 specific allowance was established due to a decline in the underlying collateral as determined by a recent appraisal on the property. The third relationship, which is not considered a TDR, is a commercial real estate relationship that has been deemed impaired based on the current financial standing of the borrower. It was determined based on appraisal of the underlying loan collateral that there was sufficient collateral to cover the outstanding loan balance and, therefore, a specific allowance was not established.

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

We also consider qualitative or environmental factors that are likely to cause estimated credit losses associated with the bank’s existing portfolio to differ from historical loss experience, including: changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; changes in experience, ability and depth of loan management; changes in the volume and severity of past due loans, nonaccrual loans and adversely graded or classified loans; changes in the quality of the loan review system; changes in the value of underlying collateral for collateral dependent loans; existence of or changes in concentrations of credit; changes in economic or business conditions; and effect of competition, legal and regulatory requirements on estimated credit losses.

Our historical loss experience and qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in our loan portfolio and economy. In 2010, the historical loss factors were adjusted for each group of loans to place more emphasis on recent loss and expected experience instead of a utilizing a historical three to four year average. In the one-to-four family purchased portfolio, home equity loans with a loan-to-value ratio less than 80%, and commercial business portfolio, we use our most recent year loss experience to establish loss potential as we believe the most recent year is more indicative of the losses expected in this portfolio. In addition, the qualitative factor related to changes in underlying collateral was adjusted in 2010 due to the current real estate conditions outside the Bank’s footprint, specifically in the Michigan area where the majority of our delinquent purchased loans are located.

At March 31, 2011, the allowance for loan losses to total loans ratio was 1.16% compared to 1.19% at December 31, 2010.  The decrease is due to the growth and change in mix of the loan portfolio.

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2011 (dollars in thousands):

	Real estate - mortgage					Real estate-construction		Consumer
	One-to-	One-to-						Home	Home
	four	four						equity (loan-	equity (loan-
	family	family	Multi-	Multi-				to-value	to-value ratio		Com-
	residential	residential	family	family	Com-	Resi-	Com-	ratio of 80%	of greater	Other	mercial	Unal-
	(originated)	(purchased)	(originated)	(purchased)	mercial	dential	mercial	or less)	than 80%)	Consumer	business	located	Total

Loan Balance	$120,900	$19,616	$7,712	$5,226	$35,259	$5,986	$726	$26,046	$8,148	$1,917	$11,956		$243,492

Allowance for loan losses:
December 31, 2010	$558	$433	$12	$127	$804	$10	$1	$294	$292	$26	$171	$96	$2,824
Charge-offs	-	232	-	-	-	-	-	-	-	7	-	-	239
Recoveries	-	-	-	-	-	-	-	-	-	-	-	-	-
Provision	1	216	11	-	(50)	(1)	-	48	(12)	5	16	16	250
March 31, 2011	$559	$417	$23	$127	$754	$9	$1	$342	$280	$24	$187	$112	$2,835

Individually evaluated for impairment	$-	$-	$-	$-	$170	$-	$-	$-	$-	$-	$-	$-	$170
Collectively evaluated on historical loss experience	159	149	-	80	59	-	-	95	122	18	2	-	684
Collectively evaluated on qualitative factors	400	268	23	47	525	9	1	247	158	6	185	-	1,869

Unallocated	-	-	-	-	-	-	-	-	-	-	-	112	112

Total allowance for loan losses	$559	$417	$23	$127	$754	$9	$1	$342	$280	$24	$187	$112	$2,835

Percent of Allowance	19.7%	14.7%	0.8%	4.5%	26.6%	0.3%	0.0%	12.1%	9.9%	0.9%	6.6%	3.9%	100.0%

Percent of Loans (1)	49.6%	8.1%	3.2%	2.1%	14.5%	2.5%	0.3%	10.6%	3.4%	0.8%	4.9%		100.0%

(1)	Represents percentage of loans in each category to total loans.

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2010 (dollars in thousands):

	Real estate - mortgage					Real estate-construction		Consumer
	One-to-	One-to-						Home	Home
	four	four						equity (loan-	equity (loan-
	family	family	Multi-	Multi-				to-value	to-value ratio		Com-
	residential	residential	family	family	Com-	Resi-	Com-	ratio of 80%	of greater	Other	mercial	Unal-
	(originated)	(purchased)	(originated)	(purchased)	mercial	dential	mercial	or less)	than 80%)	Consumer	business	located	Total

Loan Balance	$131,355	$22,508	$3,935	$5,358	$30,986	$2,732	$3,320	$17,901	$8,873	$2,197	$8,891		$238,056

Allowance for loan losses:
December 31, 2009	$641	$323	$12	$117	$647	$4	$4	$168	$321	$31	$160	$81	$2,509
Charge-offs	15	-	-	46	-	-	-	21	-	10	-	-	92
Recoveries	-	-	-	-	-	-	-	-	-	-	-	-	-
Provision	11	25	-	45	152	-	1	20	-	8	(22)	(40)	200
March 31, 2010	$637	$348	$12	$116	$799	$4	$5	$167	$321	$29	$138	$41	$2,617

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated on historical loss experience	220	81	-	68	79	-	-	-	136	22	-	-	606
Collectively evaluated on qualitative factors	417	267	12	48	720	4	5	167	185	7	138	-	1,970

Unallocated	-	-	-	-	-	-	-	-	-	-	-	41	41

Total allowance for loan losses	$637	$348	$12	$116	$799	$4	$5	$167	$321	$29	$138	$41	$2,617

Percent of Allowance	24.3%	13.3%	0.5%	4.4%	30.4%	0.2%	0.2%	6.4%	12.3%	1.1%	5.3%	1.6%	100.0%

Percent of Loans (1)	55.2%	9.5%	1.7%	2.3%	13.0%	1.1%	1.4%	7.5%	3.7%	0.9%	3.7%		100.0%

(1)	Represents percentage of loans in each category to total loans.

Note 5.  Deposits

Deposits are summarized as follows (dollars in thousands).

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$17,355	8.0%	$15,612	7.7%
Interest-bearing demand deposits	13,626	6.3	13,584	6.7
Savings accounts	22,367	10.3	21,320	10.5
Money market accounts	61,318	28.2	58,949	29.0
Certificates of deposit	103,024	47.2	94,097	46.1
Total deposits	$217,690	100.0%	$203,562	100.0%

Note 6.  Borrowings

We utilize borrowings as a supplemental source of funds for loans and securities. The primary sources of borrowings are FHLB advances and, to a limited extent, repurchase agreements. At March 31, 2011 and December 31, 2010, we had $56.1 million and $74.7 million, respectively, in outstanding FHLB advances and $3.0 million in repurchase agreements. Our FHLB advances include fixed rate and convertible select advances. The FHLB convertible select advances are long-term borrowings that have a fixed rate for the first three or five years of the term. After the fixed rate term expires, and quarterly thereafter, the FHLB may convert the advance to an adjustable rate advance at its option. If the advance is converted to an adjustable rate advance, the Bank has the option at the conversion date or on any future quarterly rate reset date to prepay the advance with no prepayment fee. At December 31, 2010, the Company had a $1.5 million convertible select advance, which matured in March 2011. As a result, the Company did not have any convertible select advances at March 31, 2011.

In July 2010, the Company modified a $12.0 million convertible select advance that had an interest rate of 4.79% into a new five year fixed rate FHLB advance with an effective interest rate of 3.82%. The debt modification resulted in an $864,000 prepayment penalty which is deferred and amortized in future periods on a straight-line basis over the life of the new borrowing in accordance with ASC 470-50-40/55 (formerly EITF 96-19) Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Based on ASC 470-50-40/55, the Company concluded that the revised terms constituted a debt modification rather than a debt extinguishment because the change in the present value of cash flows of the new borrowing changed by less than 10% compared to the present value of the remaining cash flows of the old borrowing.

The following table sets forth borrowings based on their stated maturities and weighted average rates at the dates indicated.

	March 31, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Due in one year or less	$6,620	4.14%	$22,159	3.02%
Due in one to two years	9,842	3.90	9,805	4.22
Due in two to three years	12,663	3.75	15,717	3.68
Due in three to four years	18,000	3.41	18,000	3.41
Due in four to five years	12,000	3.82	12,000	3.82
Advances	$59,125		$77,681
Less: deferred premium on modification	(744)		(788)
Total advances	$58,381	3.73%	$76,893	3.52%

The following table sets forth information concerning our borrowings for the periods indicated.

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
(Dollars in thousands)	2011	2010
Maximum amount outstanding at any month end during the period	$72,864	$110,456
Average amounts outstanding during the period	71,758	90,455
Weighted average rate during the period	3.46%	3.75%

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

The following table sets forth basic and diluted earnings per common share at March 31, 2011 and 2010.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2011	2010

Net income of FedFirst Financial Corporation	$268	$374
Weighted-average shares outstanding:
Basic	2,905,642	2,891,441
Effect of dilutive stock options and restrictive stock awards	6,126	-
Diluted	2,911,768	2,891,441

Earnings per share:
Basic and diluted	$0.09	$0.13

The dilutive effect on average shares outstanding is the result of stock options outstanding. Options to purchase 91,834 shares of common stock at a weighted average exercise price of $20.10 per share were outstanding as of March 31, 2011 but were not included in the computation of diluted earnings per share for 2011 because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 94,700 shares of common stock at a weighted average exercise price of $19.99 per share were outstanding as of March 31, 2010 but were not included in the computation of diluted earnings per share for 2010 because the options’ exercise price was greater than the average market price of the common shares.

Note 8.  Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of March 31, 2011 and December 31, 2010 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to March 31, 2011 and December 31, 2010 may be different than the amounts reported at each period end.

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

At March 31, 2011, Level 3 includes 10 securities with a fair value of $2.6 million. This balance is comprised of seven odd-lot mortgage-backed securities at $37,000 and three corporate debt securities at $2.5 million, which are pooled trust preferred insurance company term obligations. The mortgage-backed securities, which were AAA rated at purchase, do not have an active market due to their size and nature and as such the Company has used an alternative method to determine the fair value of these securities. The fair value has been determined using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions. The corporate debt securities, which were rated A at purchase and are currently rated below investment grade, could not be priced using quoted market prices, observable market activity or comparable trades, and the financial market was considered not active. The trust preferred market has been severely impacted by the lack of liquidity in the credit markets and concern over the financial services industry. Fair values for trust preferred securities were obtained from pricing sources with reasonable pricing transparency, taking into account other unobservable inputs related to the risks for each issuer. The pooled trust preferred corporate term obligations owned are collateralized by the trust preferred securities of insurance companies in the United States. There has been little or no active trading in these securities; therefore it was more appropriate to determine fair value using a discounted cash flow analysis. Determining the appropriate discount rate for the discounted cash flow analysis combined current and observable market spreads for comparable structured credit products with specific risks identified within each issue. The observable market spreads incorporated both credit and liquidity premiums.

For financial assets measured at fair value on a recurring basis, the following tables set forth the fair value measurements by fair value hierarchy at March 31, 2011.

(Dollars in thousands)	March 31, 2011	December 31, 2010
Significant other observable inputs (Level 2)
Government-sponsored enterprises	$4,570	$7,614
Municipal bonds	3,609	4,296
Mortgage-backed	29,614	33,951
REMICs	29,835	31,565
Equities	4	4
Total significant other observerable inputs (Level 2)	67,632	77,430

Significant unobservable inputs (Level 3)
Mortgage-backed	37	38
Corporate debt	2,542	1,240
Total significant unobservable inputs (Level 3)	2,579	1,278
Total securities	$70,211	$78,708

	Significant
	Unobservable Inputs
(Dollars in thousands)	(Level 3)
December 31, 2010	$1,278
Total unrealized gains	1,303
Paydowns and maturities	(2)
March 31, 2011	$2,579

(Dollars in thousands)	March 31, 2011	December 31, 2010
The amount of total unrealized gains (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains (losses) relating to assets still held at period end	$1,303	$(836)

The fair value of Level 2 securities at March 31, 2011 decreased $9.8 million to $67.6 million compared to $77.4 million at December 31, 2010. The decrease in fair value was primarily due to $7.3 million of calls and paydowns and $2.0 million of sales of mortgage backed securities. There were no transfers in or transfers out of Level 2 securities.

For financial assets measured at fair value on a nonrecurring basis, the following table sets forth the fair value measurements by fair value hierarchy (dollars in thousands):

Level 2	March 31, 2011	December 31, 2010
Impaired loans	$1,927	$995
Real estate owned	439	426

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

The following presents the fair value of financial instruments. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be sustained by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. In addition, the following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010.

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

The following table sets forth the carrying amount and estimated fair value of financial instruments (dollars in thousands).

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$7,793	$7,793	$9,320	$9,320
Securities	70,211	70,211	78,708	78,708
Loans, net	237,658	243,181	230,055	236,463
FHLB stock	6,228	6,228	6,556	6,556
Accrued interest receivable	1,361	1,361	1,365	1,365

Financial liabilities:
Deposits	217,690	218,501	203,562	205,204
Borrowings	58,381	60,940	76,893	79,764
Accrued interest payable	483	483	598	598

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

Following is a table of selected financial data for the Company's subsidiaries and consolidated results for the dates indicated (dollars in thousands).

	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated

March 31, 2011
Assets	$339,248	$934	$59,362	$(60,183)	$339,361
Liabilities	292,906	369	25	(13,321)	279,979
Stockholders' equity	46,342	565	59,337	(46,862)	59,382

December 31, 2010
Assets	$343,469	$1,422	$58,695	$(60,513)	$343,073
Liabilities	297,977	667	192	(14,350)	284,486
Stockholders' equity	45,492	755	58,503	(46,163)	58,587

Three Months Ended March 31, 2011
Total interest income	$3,931	$1	$26	$(26)	$3,932
Total interest expense	1,358	-	-	(26)	1,332
Net interest income	2,573	1	26	-	2,600
Provision for loan losses	250	-	-	-	250
Net interest income after provision for loan losses	2,323	1	26	-	2,350
Noninterest income	203	630	1	-	834
Noninterest expense	2,182	470	85	-	2,737
Undistributed net gain of subsidiary	90	-	306	(396)	-
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	434	161	248	(396)	447
Income tax expense (benefit)	110	71	(20)	-	161
Net income before noncontrolling interest in net income of consolidated subsidiary	324	90	268	(396)	286
Less: Noncontrolling interest in net income of consolidated subsidiary	18	-	-	-	18
Net income	$306	$90	$268	$(396)	$268
Three Months Ended March 31, 2010
Total interest income	$4,361	$3	$28	$(28)	$4,364
Total interest expense	1,892	-	-	(28)	1,864
Net interest income	2,469	3	28	-	2,500
Provision for loan losses	200	-	-	-	200
Net interest income after provision for loan losses	2,269	3	28	-	2,300
Noninterest income	180	746	-	-	926
Noninterest expense	2,070	459	53	-	2,582
Undistributed net gain of subsidiary	167	-	390	(557)	-
Income before income tax (benefit) expense and noncontrolling interest in net income of consolidated subsidiary	546	290	365	(557)	644
Income tax (benefit) expense	123	123	(9)	-	237
Net income before noncontrolling interest in net income of consolidated subsidiary	423	167	374	(557)	407
Less: Noncontrolling interest in net income of consolidated subsidiary	33	-	-	-	33
Net income	$390	$167	$374	$(557)	$374

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the unaudited consolidated financial statements, notes and tables included in this report. For further information, refer to the consolidated financial statements and notes included in FedFirst Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Balance Sheet Analysis

Assets.  Total assets at March 31, 2011 were $339.4 million, a decrease of $3.7 million, or 1.1%, from total assets of $343.1 million at December 31, 2010.

Securities available-for-sale decreased $8.5 million, or 10.8%, to $70.2 million at March 31, 2011 compared to $78.7 million at December 31, 2010. The decrease was primarily the result of $7.3 million of calls and paydowns, including a $3.0 million call of a Government Sponsored Enterprise security and a $635,000 partial call of a municipal bond. Other securities-related activity included the sales of $2.0 million of mortgage-backed securities. In addition, the securities portfolio reflects an unrealized gain of $695,000 at March 31, 2011 compared to an unrealized loss of $210,000 at December 31, 2010.

Loans, net, increased $7.6 million, or 3.3%, to $237.7 million at March 31, 2011 compared to $230.1 million at December 31, 2010  primarily due to an  increase of $3.6 million in multi-family loans, $2.9 million in home equity loans, $1.5 million in commercial real estate loans, and $1.1 million in commercial business loans.

Liabilities.  Total liabilities at March 31, 2011 were $280.0 million, compared to $284.5 million at December 31, 2010, a decrease of $4.5 million, or 1.6%.

Total deposits increased $14.1 million, or 6.9%, to $217.7 million at March 31, 2011 compared to $203.6 million at December 31, 2010. Certificates of deposit increased $8.9 million, primarily due to a 13 month certificates of deposit promotion. In addition, money market accounts increased $2.4 million, noninterest-bearing demand deposits increased $1.7 million and savings accounts increased $1.0 million.

Borrowings decreased $18.5 million, or 24.1%, to $58.4 million at March 31, 2011 compared to $76.9 million at December 31, 2010 primarily due to the maturity of $12.5 million of long-term borrowings. Funds generated through deposit growth and securities-related transactions were used to reduce borrowings.

Stockholders’ Equity.  Stockholders’ equity was $59.4 million at March 31, 2011, an increase of $795,000 from December 31, 2010. Stockholders’ equity primarily increased as a result of a $551,000 increase in the fair value of the securities portfolio, net of tax, and $268,000 in net income for the three months ended March 31, 2011. The increase was partially offset by $87,000 of dividends paid to stockholders.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Overview.  The Company had net income of $268,000 for the three months ended March 31, 2011, compared to $374,000 for the same period in 2010.

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Net income of FedFirst Financial Corporation	$268	$374
Return on average assets	0.31%	0.43%
Return on average equity	1.82	3.48
Average equity to average assets	17.18	12.23

Net Interest Income. Net interest income for the three months ended March 31, 2011 increased $100,000 to $2.6 million compared to $2.5 million for the three months ended March 31, 2010. Net interest margin was 3.28% for the three months ended March 31, 2011 compared to 3.09% for the three months ended March 31, 2010. The improvement in net interest margin is primarily attributable to a funding shift on the Company’s balance sheet whereby a reduction in borrowings resulted in a $358,000 decrease in borrowings expense and, despite an increase in overall deposits, interest rate reductions on deposits resulted in a $174,000 decrease in deposits expense that together offset the decline in interest income from securities and loans.

Interest income decreased $432,000, or 9.9%, to $3.9 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to a decrease of 43 basis points in yield on interest-earning assets. Interest income on securities decreased $238,000 due to a decrease of 116 basis points in yield, primarily due to paydowns and sales of higher yielding mortgage-backed and REMIC securities, which were reinvested in lower yielding securities with shorter durations. Interest income on loans decreased $194,000 due to a decrease of 22 basis points in yield and $4.8 million in the average balance, which was primarily driven by decreases in higher yielding residential real estate loans due to payoffs that were replaced by residential real estate and home equity originations at lower yields.

Interest expense decreased $532,000, or 28.5%, to $1.3 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to a decrease of 56 basis points in cost and $25.0 million in the average balance of interest-bearing liabilities. Interest expense on borrowings decreased $358,000 due to a decrease of $34.8 million in the average balance, as deposit growth and funds from the completion of the stock offering were used to reduce borrowings. Interest expense on deposits decreased $174,000 due to a decrease of 47 basis points in cost, primarily related to the repricing of money market accounts and maturing certificates of deposit at lower rates, partially offset by an increase of $9.8 million in the average balance, primarily in money market accounts and certificates of deposit.

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

	Three Months Ended March 31,
	2011			2010
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$232,759	$3,219	5.53%	$237,495	$3,413	5.75%
Securities (3)	76,199	710	3.73	77,482	948	4.89
Other interest-earning assets	7,767	3	0.15	8,467	3	0.14
Total interest-earning assets	316,725	$3,932	4.97	323,444	$4,364	5.40
Noninterest-earning assets	25,532			27,770
Total assets	$342,257			$351,214

Liabilities and Stockholders' equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$13,466	$9	0.27%	$14,298	$11	0.31%
Savings accounts	21,820	27	0.49	21,911	27	0.49
Money market accounts	61,031	136	0.89	55,238	187	1.35
Certificates of deposit	94,331	539	2.29	89,408	660	2.95
Total interest-bearing deposits	190,648	711	1.49	180,855	885	1.96

Borrowings	71,758	621	3.46	106,516	979	3.68
Total interest-bearing liabilities	262,406	1,332	2.03	287,371	1,864	2.59

Noninterest-bearing liabilities	21,067			20,903
Total liabilities	283,473			308,274

Stockholders' equity	58,784			42,940
Total liabilities and stockholders' equity	$342,257			$351,214
Net interest income		$2,600			$2,500

Interest rate spread			2.94%			2.81%
Net interest margin			3.28			3.09
Average interest-earning assets to average interest-bearing liabilities			120.70%			112.55%

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

	Three Months Ended March 31, 2011
	Compared To
	Three Months Ended March 31, 2010
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$(65)	$(129)	$(194)
Securities	(17)	(221)	(238)
Other interest-earning assets	-	-	-
Total interest-earning assets	(82)	(350)	(432)

Interest expense:
Deposits	46	(220)	(174)
Borrowings	(302)	(56)	(358)
Total interest-bearing liablities	(256)	(276)	(532)
Change in net interest income	$174	$(74)	$100

Provision for Loan Losses.  The provision for loan losses was $250,000 for the three months ended March 31, 2011 compared to $200,000 for the three months ended March 31, 2010. The provision for loan losses was determined based on our evaluation of the loan portfolio, which considers several components including, but not limited to, the quantitative and qualitative attributes of the portfolio to determine adequacy.  In the current period, the primary driver of the provision was net charge-offs of $239,000 compared to $92,000 for the three months ended March 31, 2010. Total nonperforming loans at March 31, 2011 were $1.5 million compared to $1.2 million at December 31, 2010. Nonperforming loans at March 31, 2011 were comprised of eight residential real estate loans totaling $796,000, three commercial real estate loans totaling $580,000, and two home equity loans totaling $155,000.

Noninterest Income.  Noninterest income decreased $92,000, or 9.9%, to $834,000 for the three months ended March 31, 2011 compared to $926,000 for the three months ended March 31, 2010 primarily due a decrease in contingency fee income on insurance policies.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Compensation and employee benefits	$1,601	$1,457
Occupancy	354	378
FDIC insurance premiums	86	100
Data processing	124	117
Professional services	179	168
Advertising	52	37
Stationary, printing and supplies	27	35
Telephone	12	12
Postage	41	45
Correspondent bank fees	39	40
Real estate owned expense	2	3
Amortization of intangibles	27	29
All other	193	161
Total noninterest expense	$2,737	$2,582

Noninterest expense increased $155,000, or 6.0%, to $2.7 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily from an increase in compensation expense related to the Company’s supplemental executive retirement plan due to the impact of lower interest rates.

Income Tax Expense.  Income tax expense for the three months ended March 31, 2011 decreased to $161,000 compared to $237,000 for the same period in 2010 primarily due to a $197,000 decrease in income before income tax expense.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2011, cash and cash equivalents totaled $7.8 million. At March 31, 2011, securities classified as available-for-sale totaled $70.2 million, which provides an additional source of liquidity. In addition, at March 31, 2011, the maximum remaining borrowing capacity at the FHLB of Pittsburgh was approximately $115.5 million. The Bank also has the ability to borrow $2.8 million from the Federal Reserve based upon eligible collateral. At March 31, 2011 and December 31, 2010, the Bank had no borrowings with the Federal Reserve.

Certificates of deposit due within one year of March 31, 2011 totaled $39.1 million, or 37.9% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and borrowings. We believe, however, based on past experience that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table summarizes the Company’s commitments at the date indicated.

March 31,
(Dollars in thousands)	2011
Loans in process	$3,826
Unused revolving lines of credit	3,207
Unused commercial business lines of credit	6,082
One-to-four family residential commitments	1,395
Consumer commitments	1,742
Total commitments outstanding	$16,252

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2011, we exceeded all of our regulatory capital requirements and are considered “well capitalized” under regulatory guidelines. The following table sets forth the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized (dollars in thousands).

					To Be Well
			For Capital		Capitalized
			Adequacy		Under Prompt
	Actual		Purposes		Corrective Action
March 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$46,866	25.38%	$14,775	8.00%	$18,469	10.00%
Tier 1 capital (to risk weighted assets)	44,557	24.13	7,388	4.00	11,082	6.00
Tier 1 capital (to adjusted total assets)	44,557	13.18	13,528	4.00	16,910	5.00
Tangible capital (to tangible assets)	44,557	13.18	5,073	1.50	N/A	N/A

December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$46,565	25.44%	$14,641	8.00%	$18,302	10.00%
Tier 1 capital (to risk weighted assets)	44,277	24.19	7,321	4.00	10,981	6.00
Tier 1 capital (to adjusted total assets)	44,277	12.95	13,681	4.00	17,102	5.00
Tangible capital (to tangible assets)	44,277	12.95	5,130	1.50	N/A	N/A

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

For the three months ended March 31, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There has been no change in FedFirst Financial’s internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, FedFirst Financial’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of its common stock during the three months ended March 31, 2011 and does not have any outstanding stock repurchase programs.

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

FEDFIRST FINANCIAL CORPORATION
(Registrant)

Date:	May 13, 2011	/s/ Patrick G. O’Brien
Patrick G. O’Brien
President and Chief Executive Officer

Date:	May 13, 2011	/s/ Robert C. Barry Jr.
Robert C. Barry Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)