Form 10-Q
period 2011-06-30
FedFirst Financial Corp
filed 2011-08-12
CIK 1486058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

As of August 12, 2011, the issuer had 2,989,802 shares of common stock outstanding.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2011	2010
(Dollars in thousands, except share data)	(UNAUDITED)
Assets:

Cash and cash equivalents:
Cash and due from banks	$1,555	$1,626
Interest-earning deposits	13,124	7,694
Total cash and cash equivalents	14,679	9,320

Securities available-for-sale	67,756	78,708
Loans, net	240,581	230,055
Federal Home Loan Bank ("FHLB") stock, at cost	5,917	6,556
Accrued interest receivable - loans	1,031	1,038
Accrued interest receivable - securities	262	327
Premises and equipment, net	2,309	2,281
Bank-owned life insurance	8,133	7,998
Goodwill	1,080	1,080
Real estate owned	381	426
Deferred tax assets	2,265	3,017
Other assets	1,517	2,267
Total assets	$345,911	$343,073

Liabilities and Stockholders' Equity:

Deposits:
Noninterest-bearing	19,919	15,612
Interest-bearing	204,935	187,950
Total deposits	224,854	203,562

Borrowings	57,013	76,893
Advance payments by borrowers for taxes and insurance	701	455
Accrued interest payable - deposits	242	298
Accrued interest payable - borrowings	234	300
Other liabilities	3,015	2,978
Total liabilities	286,059	284,486

Stockholders' equity
FedFirst Financial Corporation stockholders' equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock $0.01 par value; 20,000,000 shares authorized; 2,991,461
shares issued and outstanding	30	30
Additional paid-in-capital	42,056	42,016
Retained earnings - substantially restricted	18,479	18,140
Accumulated other comprehensive income (loss), net of deferred taxes
(benefit) of $452 and $(82)	700	(128)
Unearned Employee Stock Ownership Plan ("ESOP")	(1,469)	(1,555)
Total FedFirst Financial Corporation stockholders' equity	59,796	58,503
Noncontrolling interest in subsidiary	56	84
Total stockholders' equity	59,852	58,587
Total liabilities and stockholders' equity	$345,911	$343,073

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010

Interest income:
Loans	$3,271	$3,362	$6,490	$6,775
Securities	640	865	1,350	1,813
Other interest-earning assets	2	6	5	9
Total interest income	3,913	4,233	7,845	8,597

Interest expense:
Deposits	723	889	1,434	1,774
Borrowings	545	910	1,166	1,889
Total interest expense	1,268	1,799	2,600	3,663
Net interest income	2,645	2,434	5,245	4,934

Provision for loan losses	200	200	450	400
Net interest income after provision for loan losses	2,445	2,234	4,795	4,534

Noninterest income:
Fees and service charges	134	136	258	258
Insurance commissions	554	547	1,183	1,293
Income from bank-owned life insurance	67	70	135	141
Net loss on sales of available-for-sale securities	-	-	(1)	(5)
Net (loss) gain on sales of real estate owned	(11)	24	(14)	10
Other	12	5	29	11
Total noninterest income	756	782	1,590	1,708

Noninterest expense:
Compensation and employee benefits	1,603	1,480	3,204	2,937
Occupancy	381	338	735	716
FDIC insurance premiums	71	84	157	184
Data processing	128	122	252	239
Professional services	224	149	403	317
Other	400	367	793	729
Total noninterest expense	2,807	2,540	5,544	5,122

Income before income tax expense and noncontrolling
interest in net income of consolidated subsidiary	394	476	841	1,120
Income tax expense	138	168	299	405
Net income before noncontrolling interest in net income
of consolidated subsidiary	256	308	542	715
Noncontrolling interest in net income of consolidated subsidiary	10	13	28	46
Net income of FedFirst Financial Corporation	$246	$295	$514	$669

Earnings per share (1):
Basic and diluted	$0.08	$0.10	$0.18	$0.23

Weighted-average shares outstanding (1):
Basic	2,909,733	2,895,358	2,906,665	2,892,210
Diluted	2,917,007	2,895,358	2,912,103	2,892,210

(1) Prior period earnings per share and weighted average shares outstanding figures were adjusted for comparability using the conversion ratio of 0.4735 due to completion of second step offering on September 21, 2010.

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED
JUNE 30, 2011 AND 2010 (UNAUDITED)

(Dollars in thousands)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Unearned ESOP	Common Stock Held in Treasury	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity	Comprehensive Income
Balance at January 1, 2010	$67	$29,558	$17,619	$(39)	$(1,728)	$(3,113)	$79	$42,443
Comprehensive income (loss):
Net income	-	-	669	-	-	-	46	715	$715
Unrealized gain on securities
available-for-sale,
net of tax of $538	-	-	-	834	-	-	-	834	834
Reclassification adjustment
on sales of securities
available-for-sale,
net of tax $(62)	-	-	-	(96)	-	-	-	(96)	(96)
ESOP shares committed to be
released	-	(43)	-	-	86	-	-	43
Stock-based compensation expense	-	148	-	-	-	-	-	148
Stock awards forfeited	-	20	-	-	-	(20)	-	-
Distribution to noncontrolling
shareholder	-	-	-	-	-	-	(51)	(51)
Total comprehensive income									1,453
Less: Comprehensive income
attributable to the noncontrolling
interest in subsidiary									46
Comprehensive income attributable
to FedFirst Financial Corporation									$1,407

Balance at June 30, 2010	$67	$29,683	$18,288	$699	$(1,642)	$(3,133)	$74	$44,036

(Dollars in thousands)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Unearned ESOP	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity	Comprehensive Income
Balance at January 1, 2011	$30	$42,016	$18,140	$(128)	$(1,555)	$84	$58,587
Comprehensive income (loss):
Net income	-	-	514	-	-	28	542	$542
Unrealized gain on securities
available-for-sale,
net of tax of $557	-	-	-	863	-	-	863	863
Reclassification adjustment
on sales of securities
available-for-sale,
net of tax of $(23)	-	-	-	(35)	-	-	(35)	(35)
ESOP shares committed to be
released	-	(28)	-	-	86	-	58
Stock-based compensation expense	-	147	-	-	-	-	147
Stock awards issued	-	(79)	-	-	-	-	(79)
Distribution to noncontrolling
shareholder	-	-	-	-	-	(56)	(56)
Dividends paid	-	-	(175)	-	-	-	(175)
Total comprehensive income								1,370
Less: Comprehensive income
attributable to the noncontrolling
interest in subsidiary								28
Comprehensive income attributable
to FedFirst Financial Corporation								$1,342

Balance at June 30, 2011	$30	$42,056	$18,479	$700	$(1,469)	$56	$59,852

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
(Dollars in thousands)	2011	2010
Cash flows from operating activities:
Net income of FedFirst Financial Corporation	$514	$669
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest in net income of consolidated subsidiary	28	46
Provision for loan losses	450	400
Depreciation	277	266
Amortization of intangibles	55	56
Net loss on sales of available-for-sale securities	1	5
Net loss (income) on sale of real estate owned	14	(10)
Net amortization of security premiums and loan costs	184	95
Noncash expense for ESOP	58	43
Noncash expense for stock-based compensation	147	148
Increase in bank-owned life insurance	(135)	(141)
Decrease (Increase) in other assets	977	(109)
(Decrease) increase in other liabilities	(85)	3,882
Net cash provided by operating activities	2,485	5,350

Cash flows from investing activities:
Net loan (originations) repayments	(11,275)	4,188
Proceeds from maturities of and principal repayments of
securities available-for-sale	10,101	7,419
Proceeds from sales of securities available-for-sale	2,006	8,096
Purchases of securities available-for-sale	-	(8,146)
Purchases of premises and equipment	(305)	(281)
Decrease in FHLB stock, at cost	639	-
Proceeds from sales of real estate owned	281	217
Net cash provided by investing activities	1,447	11,493

Cash flows from financing activities:
Net decrease in short-term borrowings	(4,200)	(1,800)
Repayments of long-term borrowings	(15,680)	(16,768)
Net increase in deposits	21,292	15,742
Increase in advance payments by borrowers for taxes and insurance	246	255
Dividends paid	(175)	-
Distribution to noncontrolling shareholder	(56)	(51)
Net cash provided by (used in) financing activities	1,427	(2,622)

Net increase in cash and cash equivalents	5,359	14,221
Cash and cash equivalents, beginning of period	9,320	7,496

Cash and cash equivalents, end of period	$14,679	$21,717

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings	$2,722	$3,757
Income tax expense	52	445
Real estate acquired in settlement of loans	321	954

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

First Federal operates as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans as well as a variety of deposit products for individuals and businesses from nine locations in southwestern Pennsylvania. On July 15, 2011, the Company announced that it had filed notice with the Office of Thrift Supervision to close its Park Centre office with a proposed closing date of October 21, 2011. First Federal conducts insurance brokerage activities through Exchange Underwriters. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain items previously reported have been reclassified to conform with the current reporting period’s format. Prior period earnings per share and weighted average shares outstanding figures were adjusted for comparability using the conversion ratio of 0.4735 due to completion of second step offering on September 21, 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year or any other interim period. The Company evaluated subsequent events through the date the consolidated financial statements were filed with the Securities and Exchange Commission and incorporated into the consolidated financial statements the effect of all material known events determined by Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events, to be recognizable events.

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

Note 2.  Recent Accounting Pronouncements

ASU 2011-02 A Creditor’s Determination of Whether A Restructuring Is a Troubled Debt Restructuring. In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether A Restructuring Is a Troubled Debt Restructuring, which clarifies when a loan modification or restructuring is considered a troubled debt restructuring (TDR). In evaluating whether a modification or restructuring constitutes a TDR, a creditor must separately conclude that both the restructuring constitutes a concession and the borrower is experiencing financial difficulties. To provide greater consistency and transparency in reporting TDRs, this ASU clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. The Company has determined that the adoption of this ASU did not have a material impact on its financial condition and results of operations.

ASU 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The ASU is the result of joint efforts by the FASB and International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments to ASC 820, Fair Value Measurement. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some could change how the fair value measurement guidance in ASC 820 is applied. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company has not determined the impact that the adoption of this ASU will have on its financial condition and results of operation.

ASU 2011-05 Presentation of Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance eliminates the option to present components of other comprehensive income as part of the Statements of Changes to Stockholders’ Equity and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (OCI). The ASU does not change the items that must be reported in OCI. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Guidance must be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted. The Company has determined the adoption of this ASU will not have a material impact on its financial condition and results of operation.

Note 3.  Securities

The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-Sponsored Enterprises	$4,587	$29	$-	$4,616
Municipal bonds	3,374	334	-	3,708
Mortgage-backed	26,893	1,348	-	28,241
REMICs	27,751	1,101	49	28,803
Corporate debt	3,995	-	1,611	2,384
Equities	4	-	-	4
Total securities available-for-sale	$66,604	$2,812	$1,660	$67,756

December 31, 2010
Government-Sponsored Enterprises	$7,580	$36	$2	$7,614
Municipal bonds	4,012	284	-	4,296
Mortgage-backed	32,747	1,306	64	33,989
REMICs	30,580	1,095	110	31,565
Corporate debt	3,995	-	2,755	1,240
Equities	4	-	-	4
Total securities available-for-sale	$78,918	$2,721	$2,931	$78,708

The amortized cost and fair value of securities at June 30, 2011 by contractual maturity were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$-	$-
Due from one to five years	3,381	3,715
Due from five to ten years	9,852	9,989
Due after ten years	53,367	54,048
No scheduled maturity	4	4
Total	$66,604	$67,756

The following table presents gross unrealized losses and fair value of securities aggregated by category and length of time that individual securities have been in a continuous loss position at the dates indicated (dollars in thousands).

	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
June 30, 2011	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
REMICs - Government-sponsored enterprises	3	$4,651	$49	-	-	-	3	$4,651	$49

Corporate debt	-	-	-	3	2,384	1,611	3	2,384	1,611
Total securities temporarily impaired	3	$4,651	$49	3	$2,384	$1,611	6	$7,035	$1,660

	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
December 31, 2010	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Government-sponsored enterprises	1	$2,292	$2	-	$-	$-	1	$2,292	$2

Mortgage-backed	3	8,168	64	-	-	-	3	8,168	64

REMICs - Government-sponsored enterprises	2	4,895	110	-	-	-	2	4,895	110

Corporate debt	-	-	-	3	1,240	2,755	3	1,240	2,755
Total securities temporarily impaired	6	$15,355	$176	3	$1,240	$2,755	9	$16,595	$2,931

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

Corporate Debt – At June 30, 2011, the Company had three securities that were in an unrealized loss position for 12 months or greater at an amount of $1.6 million. These securities consist of two pools of insurance company-issued preferred trust obligations. These securities were downgraded from their original rating issuance to below investment grade. The lack of liquidity in the market for this type of security, credit rating downgrades and market uncertainties are factors contributing to the unrealized losses on these securities.

The following table provides additional information related to the Company’s pooled preferred trust obligations at June 30, 2011 (dollars in thousands):

Pool	Class	Tranche	Amortized Cost	Fair Value	Unrealized Loss	S&P / Fitch Rating		Current Number of Insurance Companies	Total Collateral	Current Deferrals and Defaults	Performing Collateral	Additional Immediate Deferrals / Defaults Before Causing an Interest Shortfall (a)	Additional Immediate Deferrals / Defaults Before Causing a Break in Yield (b)
I-PreTSL I	Mezzanine	B-3	$1,500	$906	$(594)	B+/CCC		17	$193,500	$32,500	$161,000	$88,893	$39,500
I-PreTSL II	Mezzanine	B-3	2,495	1,478	(1,017)	B	+/B	28	358,500	17,500	341,000	143,843	120,500
			$3,995	$2,384	$(1,611)

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

These securities are evaluated for OTTI by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit-related OTTI exists. Additionally, reports are reviewed that provide information for the amount of deferral/defaults that would have to occur to prevent the tranche from collecting contractual cash flows (principal and interest). None of these securities are projecting a cash flow disruption, nor have any of these securities experienced a cash flow disruption. The Company also reviewed each of the issues’ collateral participants, including their financial condition, ratings provided by A. M. Best (for insurance companies), and adverse conditions specifically related to industry or geographic area. This information did not suggest additional deferrals and defaults in the future that would result in the securities not receiving all of their contractual cash flows. Based on the analysis performed and the fact that the Company does not expect to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company concluded that there is no OTTI on these securities at June 30, 2011.

Other Securities – This category includes Government-Sponsored Enterprises (“GSE”), mortgage-backed securities and GSE - REMICS. At June 30, 2011, the Company had a total of three securities with an unrealized loss of $49,000 in these categories. All of these securities were in an unrealized loss position of less than 12 months.  An evaluation of the individual securities was performed whereby we reviewed all credit ratings and noted all remain at investment grade. Additionally, all securities are issued and backed by a Government-Sponsored Enterprise (“FNMA” or “FHLMC”). The Company believes the unrealized losses are due to changes in market interest rates. The Company does not intend to sell the securities and it is more likely than not to not be required to sell the securities before their recovery. The Company expects to recover the entire amortized cost basis of these securities and concluded that there is no OTTI on these securities.

FHLB Stock – The Company is a member of the FHLB of Pittsburgh. As a member, the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements in order to obtain low cost products and services offered by the FHLB. Unlike investment securities, FHLB stock does not provide its holders with an opportunity for appreciation because by regulation FHLB stock can only be purchased, redeemed and transferred at par value. At June 30, 2011 and December 31, 2010, the Company’s FHLB stock totaled $5.9 million and $6.6 million, respectively.

The Company evaluates impairment in FHLB stock when certain conditions warrant further consideration. In December 2008, the FHLB voluntarily suspended dividend payments on its stock as well as the repurchase of excess stock from members. The FHLB stated that this was due to a reduction in core earnings and concern over the FHLB’s capital position. In October 2010, the FHLB initiated a repurchase program based on outstanding excess capital stock. The amount of excess capital stock repurchased from any member was the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding. Based on this evaluation, the FHLB repurchased 5% of our capital stock in the fourth quarter of 2010 and first and second quarters of 2011. Future repurchases of excess capital stock will be determined on a quarterly basis. After evaluating such factors as the capital adequacy of the FHLB, its overall operating performance and the FHLB’s liquidity and funding position, the Company concluded that the par value was ultimately recoverable and no impairment charge was recognized at June 30, 2011.

Note 4.  Loans

The following table sets forth the composition of our loan portfolio at the dates indicated (dollars in thousands).

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Real estate-mortgage:
One-to-four family residential
Originated	$121,348	48.9%	$121,376	51.3%
Purchased	18,246	7.4	20,591	8.7
Total one-to-four family residential	139,594	56.3	141,967	60.0

Multi-family
Originated	9,303	3.8	4,082	1.7
Purchased	5,189	2.1	5,261	2.2
Total multi-family	14,492	5.9	9,343	3.9

Commercial	36,022	14.5	33,732	14.2
Total real estate-mortgage	190,108	76.7	185,042	78.1

Real estate-construction:
Residential	7,354	3.0	6,787	2.9
Commercial	709	0.3	736	0.3
Total real estate-construction	8,063	3.3	7,523	3.2

Consumer:
Home equity
Loan-to-value ratio of 80% or less	28,182	11.3	22,628	9.6
Loan-to-value ratio of greater than 80%	8,105	3.3	8,624	3.6
Total home equity	36,287	14.6	31,252	13.2

Other	1,930	0.8	2,090	0.9
Total consumer	38,217	15.4	33,342	14.1

Commercial business	11,481	4.6	10,875	4.6
Total loans	$247,869	100.0%	$236,782	100.0%

Net premiums on loans purchased	120		116
Net deferred loan costs	715		697
Loans in process	(5,129)		(4,716)
Allowance for loan losses	(2,994)		(2,824)
Loans, net	$240,581		$230,055

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

Nonperforming Assets.  The following table provides information with respect to our nonperforming assets at the dates indicated (dollars in thousands).

	June 30,	December 31,
	2011	2010
Nonaccrual loans:
Real estate - mortgage loans
One-to-four family residential
Originated	$160	$332
Purchased	1,482	394
Total one-to-four family residential	1,642	726

Multi-family
Originated	-	-
Purchased	-	-
Total multi-family	-	-

Commercial	580	493
Total real estate - mortgage	2,222	1,219

Real estate - construction loans
Residential	-	-
Commercial	-	-
Total real estate - construction	-	-

Consumer loans
Home equity
Loan-to-value ratio of 80% or less	123	-
Loan-to-value ratio of greater than 80%	33	-
Total home equity	156	-

Other	-	-
Total consumer	156	-

Commercial business	-	-
Total nonaccrual loans	2,378	1,219

Accruing loans past due 90 days or more	-	-
Total nonaccrual loan and accruing loans
past due 90 days or more	2,378	1,219
Real estate owned	381	426
Total nonperforming assets	$2,759	$1,645

Troubled debt restructurings
In nonaccrual status	477	493
Performing under modified terms	663	672
Troubled debt restructurings	$1,140	$1,165

Total nonperforming loans to total loans	0.96%	0.51%
Total nonperforming assets to total assets	0.80	0.48

At June 30, 2011 nonaccrual loans consisted primarily of 11 residential mortgage loans that totaled $1.6 million, of which one was originated internally in the amount of $160,000 and ten were purchased in the amount of $1.5 million. The nonaccrual residential purchased loans include one relationship comprised of six loans totaling $1.3 million. All of the nonaccrual residential mortgage loans were in process of foreclosure at June 30, 2011. Additionally, nonaccrual loans included two commercial real estate relationships, which consisted of three loans in the amount of $580,000, and two home equity loans in the amount of $156,000.

At December 31, 2010 nonaccrual loans consisted primarily of seven residential mortgage loans that totaled $726,000, of which four were originated internally in the amount of $332,000 and three were purchased in the amount of $394,000. Of these loans, one internally originated and one purchased residential mortgage loan in the amounts of $160,000 and $231,000, respectively, were in process of foreclosure at December 31, 2010. Additionally, nonaccrual loans included one commercial real estate relationship which consisted of two loans totaling $493,000.

Loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties are considered troubled debt restructurings (TDRs). TDRs typically result from our loss mitigation activities and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Total nonaccrual loans in the table above include TDRs of $477,000 and $493,000 at June 30, 2011 and December 31, 2010, respectively, related to one commercial real estate relationship in which the borrower was given an interest-only payment concession.  In addition, there was one TDR of $663,000 and $672,000 at June 30, 2011 and December 31, 2010, respectively, that has demonstrated performance under the modified terms and therefore was in a performing (accrual) status. The modified terms of this commercial real estate participation loan included extending the maturity date by three years and decreasing the interest rate. Once a loan is classified as a TDR, the determination of income recognition is based on the status of the loan prior to classification. If a loan is in nonaccrual status, then it will remain in that classification for a minimum of six months until concerns indicating collectability no longer exist. Loans that are current at the time of classification will remain on an accrual basis and monitored.  If restructured contractual terms of a loan are not met, then the loan will be placed on nonaccrual status.

The following tables summarize information in regards to impaired loans by loan portfolio class at the dates indicated (dollars in thousands).

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
June 30, 2011	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
One-to-four family purchased
residential	$1,287	$1,287	$-	$1,290	$11
Commercial real estate	1,422	1,422	-	1,437	36

With an allowance recorded
Commercial real estate	663	663	170	668	16

Total
One-to-four family purchased
residential	$1,287	$1,287	$-	$1,290	$11
Commercial real estate	2,085	2,085	170	2,105	52

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2010	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial real estate	$493	$493	$-	$547	$4

With an allowance recorded
Commercial real estate	672	672	170	680	32

Total
Commercial real estate	$1,165	$1,165	$170	$1,227	$36

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

	Real estate - mortgage					Real estate-construction		Consumer
								Home	Home
	One-to-	One-to-						equity	equity
	four	four						(loan-	(loan-
	family	family	Multi-	Multi-				to-value ratio	to-value ratio		Com-
	residential	residential	family	family	Com-	Resi-	Com-	of 80%	of greater	Other	mercial	Loans
June 30, 2011	(originated)	(purchased)	(originated)	(purchased)	mercial	dential	mercial	or less)	than 80%)	Consumer	business	Total
Grade:
Pass	$120,924	$16,764	$9,303	$5,189	$31,275	$7,354	$709	$27,916	$8,072	$1,919	$11,119	$240,544
Special Mention	264	-	-	-	2,558	-	-	143	-	11	362	3,338
Substandard	160	1,482	-	-	2,189	-	-	123	33	-	-	3,987
Doubtful	-	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-	-
Total	$121,348	$18,246	$9,303	$5,189	$36,022	$7,354	$709	$28,182	$8,105	$1,930	$11,481	$247,869

	Real estate - mortgage					Real estate-construction		Consumer
								Home	Home
	One-to-	One-to-						equity	equity
	four	four						(loan-	(loan-
	family	family	Multi-	Multi-				to-value ratio	to-value ratio		Com-
	residential	residential	family	family	Com-	Resi-	Com-	of 80%	of greater	Other	mercial	Loans
December 31, 2010	(originated)	(purchased)	(originated)	(purchased)	mercial	dential	mercial	or less)	than 80%)	Consumer	business	Total
Grade:
Pass	$121,044	$20,197	$4,082	$5,261	$29,518	$6,787	$736	$22,483	$8,624	$2,077	$10,196	$231,005
Special Mention	-	-	-	-	2,319	-	-	145	-	13	679	3,156
Substandard	332	394	-	-	1,895	-	-	-	-	-	-	2,621
Doubtful	-	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-	-
Total	$121,376	$20,591	$4,082	$5,261	$33,732	$6,787	$736	$22,628	$8,624	$2,090	$10,875	$236,782

At June 30, 2011, special mention assets were $3.3 million and consisted of four relationships. One relationship totaled $938,000 and consisted of two commercial real estate loans, three business loans and two consumer loans. The remaining three relationships consisted of four commercial real estate loans and one mortgage loan totaling $2.1 million and $264,000, respectively. Substandard assets were $4.0 million and consisted of $2.4 million of non-accrual loans and three commercial real estate loans in the amount of $1.6 million. Nonaccrual loans consisted of $1.6 million of residential mortgage loans, $580,000 of commercial real estate loans, and $156,000 of home equity loans. The nonaccrual residential loans included one purchased relationship comprised of six loans totaling $1.3 million.

At December 31, 2010, special mention assets were $3.2 million and consisted of five relationships. One relationship totaled $970,000 and consisted of three commercial real estate loans, three business loans and two consumer loans. The remaining four relationships consist of five commercial real estate loans totaling $2.1 million. Substandard assets were $2.6 million and consisted of $1.2 million of non-accrual loans and two commercial real estate loans in the amount of $1.4 million. Nonaccrual loans consisted of $726,000 of residential mortgage loans and $493,000 of commercial real estate loans.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated (dollars in thousands).

	June 30, 2011			December 31, 2010
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or Greater	Days	Days	or Greater
	Past	Past	Past	Past	Past	Past
	Due	Due	Due	Due	Due	Due
Real estate - mortgage
One-to-four family residential
Originated	$-	$-	$160	$1,109	$59	$332
Purchased	500	97	1,482	260	168	394
Total one-to-four family
residential	500	97	1,642	1,369	227	726
Multi-family
Originated	-	-	-	-	-	-
Purchased	-	-	-	-	-	-
Total multi-family	-	-	-	-	-	-
Commercial	-	-	580	753	-	68
Total real estate - mortgage	500	97	2,222	2,122	227	794

Real estate - construction
Residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Total real estate - construction	-	-	-	-	-	-

Consumer
Home equity
Loan-to-value ratio of
80% or less	-	-	123	89	133	-
Loan-to-value ratio of
greater than 80%	46	75	33	-	32	-
Total home equity	46	75	156	89	165	-
Other	-	1	-	2	-	-
Total consumer	46	76	156	91	165	-

Commercial business	-	-	-	-	-	-
Total delinquencies	$546	$173	$2,378	$2,213	$392	$794

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

There are currently four loan relationships that are individually evaluated for impairment, of which two are considered TDRs. The two relationships that are considered TDRs are summarized as follows:

●
One commercial real estate relationship totaling $477,000 in which the borrower was given an interest-only payment concession. As of June 30, 2011 the borrower was not performing in accordance with the revised provisions of the agreement. It was determined based on appraisal of the underlying loan collateral that there was sufficient collateral to cover the outstanding loan balance and, therefore, a specific allowance was not established.

●
One commercial real estate participation totaling $663,000 in which a $170,000 specific allowance was established due to a decline in the underlying collateral as determined by a recent appraisal on the property.

The two relationships that are not considered TDRs are summarized as follows:

●
One commercial real estate relationship totaling $945,000 that has been deemed impaired based on the current financial standing of the borrower. It was determined based on appraisal of the underlying loan collateral that there was sufficient collateral to cover the outstanding loan balance and, therefore, a specific allowance was not established.

●
One purchased residential mortgage relationship consisting of six loans totaling $1.3 million that has been deemed impaired due to the borrower no longer making payments. It was determined based on appraisal of the underlying loan collateral that there was sufficient collateral to cover the outstanding loan balance and, therefore, a specific allowance was not established.

Allowance on the Remainder of the Loan Portfolio. We establish another allowance for loans that are not determined to be impaired. Management determines historical loss experience for each group of loans with similar risk characteristics within the portfolio based on loss experience for loans in each group. Loan categories will represent groups of loans with similar risk characteristics and may include types of loans categorized by product, large credit exposures, concentrations, loan grade, or any other characteristic that causes a loan’s risk profile to be similar to another. We utilize net charge-off experience by loan category as a basis in determining loss projections. In addition, there are two categories of loans considered to be higher risk concentrations that are evaluated separately when calculating the allowance for loan losses:

●
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

●
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

Our historical loss experience and qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in our loan portfolio and economy. In 2011, the qualitative factor related to changes in adversely graded loans was adjusted to include a factor for special mention loans. In addition, in 2011 and 2010, the historical loss factors were adjusted for each group of loans to place more emphasis on recent loss and expected experience instead of a utilizing a historical three to four year average. In addition, the qualitative factor related to changes in underlying collateral was adjusted in 2010 due to the current real estate conditions outside the Bank’s footprint, specifically in the Michigan area where the majority of our delinquent purchased loans are located.

At June 30, 2011, the allowance for loan losses to total loans ratio was 1.21% compared to 1.19% at December 31, 2010. The increase is primarily due to loan growth and the qualitative factor change related to special mention loans previously noted.

The following table summarizes the activity in the allowance for loan losses for the three and six months ended June 30, 2011 (dollars in thousands):

	Real estate - mortgage					Real estate-construction		Consumer
									Home
								Home	equity
								equity	(loan-
								(loan-	to-
	One-to-	One-to-						to-	value
	four	four						value	ratio of
	family	family	Multi-	Multi-				ratio	greater		Com-
	residential	residential	family	family	Com-	Resi-	Com-	of 80%	than	Other	mercial	Unal-
	(originated)	(purchased)	(originated)	(purchased)	mercial	dential	mercial	or less)	80%)	Consumer	business	located	Total

Loan Balance	$121,348	$18,246	$9,303	$5,189	$36,022	$7,354	$709	$28,182	$8,105	$1,930	$11,481		$247,869

Allowance for loan losses:
March 31, 2011	$559	$417	$23	$127	$754	$9	$1	$342	$280	$24	$187	$112	$2,835
Charge-offs	-	43	-	-	-	-	-	-	-	-	-	-	43
Recoveries	-	1	-	-	-	-	-	-	-	1	-	-	2
Provision	(6)	17	5	(1)	141	2	-	28	(1)	-	11	4	200
June 30, 2011	$553	$392	$28	$126	$895	$11	$1	$370	$279	$25	$198	$116	$2,994

December 31, 2010	$558	$433	$12	$127	$804	$10	$1	$294	$292	$26	$171	$96	$2,824
Charge-offs	-	275	-	-	-	-	-	-	-	7	-	-	282
Recoveries	-	1	-	-	-	-	-	-	-	1	-	-	2
Provision	(5)	233	16	(1)	91	1	-	76	(13)	5	27	20	450
June 30, 2011	$553	$392	$28	$126	$895	$11	$1	$370	$279	$25	$198	$116	$2,994

Individually evaluated
for impairment	$-	$-	$-	$-	$170	$-	$-	$-	$-	$-	$-	$-	$170

Collectively evaluated
on historical loss
experience	160	177	-	79	61	-	-	97	121	19	2	-	716

Collectively evaluated
on qualitative
factors	393	215	28	47	664	11	1	273	158	6	196	-	1,992

Unallocated	-	-	-	-	-	-	-	-	-	-	-	116	116

Total allowance
for loan losses	$553	$392	$28	$126	$895	$11	$1	$370	$279	$25	$198	$116	$2,994

Percent of Allowance	18.5%	13.1%	0.9%	4.2%	29.9%	0.4%	0.0%	12.4%	9.3%	0.8%	6.6%	3.9%	100.0%

Percent of Loans (1)	48.9%	7.4%	3.8%	2.1%	14.5%	3.0%	0.3%	11.3%	3.3%	0.8%	4.6%		100.0%

(1)	Represents percentage of loans in each category to total loans.

The following table summarizes the activity in the allowance for loan losses for the three and six months ended June 30, 2010 (dollars in thousands):

	Real estate - mortgage					Real estate-construction		Consumer
									Home
								Home	equity
								equity	(loan-
								(loan-	to-
								to-	value
	One-to-	One-to-						value	ratio
	four	four						ratio	of
	family	family	Multi-	Multi-				of	greater		Com-
	residential	residential	family	family	Com-	Resi-	Com-	80%	than	Other	mercial	Unal-
	(originated)	(purchased)	(originated)	(purchased)	mercial	dential	mercial	or less)	80%)	Consumer	business	located	Total

Loan Balance	$130,812	$21,976	$4,235	$5,325	$30,169	$3,026	$3,080	$18,760	$8,881	$2,137	$10,241		$238,642

Allowance for loan losses:
March 31, 2010	$637	$348	$12	$116	$799	$4	$5	$167	$321	$29	$138	$41	$2,617
Charge-offs	3	42	-	-	-	-	-	-	67	3	-	-	115
Recoveries	-	-	-	-	-	-	-	-	-	-	-	-	-
Provision	(5)	16	1	(1)	(16)	-	-	8	61	2	21	113	200
June 30, 2010	$629	$322	$13	$115	$783	$4	$5	$175	$315	$28	$159	$154	$2,702

December 31, 2009	$641	$323	$12	$117	$647	$4	$4	$168	$321	$31	$160	$81	$2,509
Charge-offs	18	42	-	46	-	-	-	21	67	13	-	-	207
Recoveries	-	-	-	-	-	-	-	-	-	-	-	-	-
Provision	6	41	1	44	136	-	1	28	61	10	(1)	73	400
June 30, 2010	$629	$322	$13	$115	$783	$4	$5	$175	$315	$28	$159	$154	$2,702

Individually evaluated
for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Collectively evaluated
on historical loss
experience	219	79	-	67	77	-	-	-	137	22	-	-	601

Collectively evaluated
on qualitative
factors	410	243	13	48	706	4	5	175	178	6	159	-	1,947

Unallocated	-	-	-	-	-	-	-	-	-	-	-	154	154

Total allowance
for loan losses	$629	$322	$13	$115	$783	$4	$5	$175	$315	$28	$159	$154	$2,702

Percent of Allowance	23.3%	11.9%	0.5%	4.3%	29.0%	0.1%	0.2%	6.5%	11.7%	1.0%	5.9%	5.6%	100.0%

Percent of Loans (1)	54.8%	9.2%	1.8%	2.2%	12.6%	1.3%	1.3%	7.9%	3.7%	0.9%	4.3%		100.0%

(1)	Represents percentage of loans in each category to total loans.

Note 5.  Deposits

Deposits are summarized as follows (dollars in thousands).

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$19,919	8.9%	$15,612	7.7%
Interest-bearing demand deposits	13,130	5.8	13,584	6.7
Savings accounts	22,839	10.2	21,320	10.5
Money market accounts	63,352	28.2	58,949	29.0
Certificates of deposit	105,614	46.9	94,097	46.1
Total deposits	$224,854	100.0%	$203,562	100.0%

Note 6.  Borrowings

We utilize borrowings as a supplemental source of funds for loans and securities. The primary sources of borrowings are FHLB advances and, to a limited extent, repurchase agreements. At June 30, 2011 and December 31, 2010, we had $54.7 million and $74.7 million, respectively, in outstanding FHLB advances and $3.0 million in repurchase agreements. Our FHLB advances include fixed rate and convertible select advances. The FHLB convertible select advances are long-term borrowings that have a fixed rate for the first three or five years of the term. After the fixed rate term expires, and quarterly thereafter, the FHLB may convert the advance to an adjustable rate advance at its option. If the advance is converted to an adjustable rate advance, the Bank has the option at the conversion date or on any future quarterly rate reset date to prepay the advance with no prepayment fee. At December 31, 2010, the Company had a $1.5 million convertible select advance, which matured in March 2011. As a result, the Company did not have any convertible select advances at June 30, 2011.

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

The following table sets forth borrowings based on their stated maturities and weighted average rates at the dates indicated.

	June 30, 2011		December 31, 2010

		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Due in one year or less	$6,529	4.13%	$22,159	3.02%
Due in one to two years	10,585	3.88	9,805	4.22
Due in two to three years	23,600	3.66	15,717	3.68
Due in three to four years	5,000	2.94	18,000	3.41
Due in four to five years	12,000	3.82	12,000	3.82
Advances	$57,714		$77,681
Less: deferred premium on modification	(701)		(788)
Total advances	$57,013	3.72%	$76,893	3.52%

The following table sets forth information concerning our borrowings for the periods indicated.

	Six Months	Year
	Ended	Ended
	June 30,	December 31,
(Dollars in thousands)	2011	2010
Maximum amount outstanding at any month end
during the period	$72,864	$110,456
Average amounts outstanding during the period	64,687	90,455
Weighted average rate during the period	3.61%	3.75%

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

The following table sets forth basic and diluted earnings per common share at June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010

Net income of FedFirst Financial Corporation	$246	$295	$514	$669
Weighted-average shares outstanding:
Basic	2,909,733	2,895,358	2,906,665	2,892,210
Effect of dilutive stock options and
restrictive stock awards	7,274	-	5,438	-
Diluted	2,917,007	2,895,358	2,912,103	2,892,210

Earnings per share:
Basic and diluted	$0.08	$0.10	$0.18	$0.23

The dilutive effect on average shares outstanding is the result of stock options outstanding. At June 30, 2011 and June 30, 2010, options to purchase 104,334 and 98,961 shares of common stock, respectively, at a weighted average exercise price of $19.53 and $19.13 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Note 8.  Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of June 30, 2011 and December 31, 2010 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to June 30, 2011 and December 31, 2010 may be different than the amounts reported at each period end.

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

At June 30, 2011, Level 3 includes 10 securities with a fair value of $2.4 million. This balance is comprised of seven odd-lot mortgage-backed securities at $36,000 and three corporate debt securities at $2.4 million, which are pooled trust preferred insurance company term obligations. The mortgage-backed securities, which were AAA rated at purchase, do not have an active market due to their size and nature and as such the Company has used an alternative method to determine the fair value of these securities. The fair value has been determined using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions. The corporate debt securities, which were rated A at purchase and are currently rated below investment grade, could not be priced using quoted market prices, observable market activity or comparable trades, and the financial market was considered not active. The trust preferred market has been severely impacted by the lack of liquidity in the credit markets and concern over the financial services industry. Fair values for trust preferred securities were obtained from pricing sources with reasonable pricing transparency, taking into account other unobservable inputs related to the risks for each issuer. The pooled trust preferred corporate term obligations owned are collateralized by the trust preferred securities of insurance companies in the United States. There has been little or no active trading in these securities; therefore it was more appropriate to determine fair value using a discounted cash flow analysis. Determining the appropriate discount rate for the discounted cash flow analysis combined current and observable market spreads for comparable structured credit products with specific risks identified within each issue. The observable market spreads incorporated both credit and liquidity premiums.

For financial assets measured at fair value on a recurring basis, the following tables set forth the fair value measurements by fair value hierarchy at June 30, 2011.

(Dollars in thousands)	June 30, 2011	December 31, 2010
Significant other observable inputs (Level 2)
Government-sponsored enterprises	$4,616	$7,614
Municipal bonds	3,708	4,296
Mortgage-backed	28,205	33,951
REMICs	28,803	31,565
Equities	4	4
Total significant other observerable inputs (Level 2)	65,336	77,430

Significant unobservable inputs (Level 3)
Mortgage-backed	36	38
Corporate debt	2,384	1,240
Total significant unobservable inputs (Level 3)	2,420	1,278
Total securities	$67,756	$78,708

	Significant
	Unobservable Inputs
(Dollars in thousands)	(Level 3)
December 31, 2010	$1,278
Total unrealized gains	1,145
Paydowns and maturities	(3)
June 30, 2011	$2,420

(Dollars in thousands)	June 30, 2011	December 31, 2010
The amount of total unrealized gains (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains (losses) relating to assets still held at period end	$1,145	$(836)

The fair value of Level 2 securities at June 30, 2011 decreased $12.1 million to $65.3 million compared to $77.4 million at December 31, 2010. The decrease in fair value was primarily due to $10.1 million of calls and paydowns and $2.0 million of sales of mortgage backed securities. There were no transfers in or transfers out of Level 2 securities.

For financial assets measured at fair value on a nonrecurring basis, the following table sets forth the fair value measurements by fair value hierarchy (dollars in thousands):

Level 2	June 30, 2011	December 31, 2010
Impaired loans	$3,202	$995
Real estate owned	381	426

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

The following presents the fair value of financial instruments. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be sustained by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. In addition, the following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010.

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

The following table sets forth the carrying amount and estimated fair value of financial instruments (dollars in thousands).

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$14,679	$14,679	$9,320	$9,320
Securities	67,756	67,756	78,708	78,708
Loans, net	240,581	248,382	230,055	236,463
FHLB stock	5,917	5,917	6,556	6,556
Accrued interest receivable	1,293	1,293	1,365	1,365

Financial liabilities:
Deposits	224,854	226,517	203,562	205,204
Borrowings	57,013	59,926	76,893	79,764
Accrued interest payable	476	476	598	598

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

	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated

June 30, 2011
Assets	$345,809	$1,065	$59,819	$(60,782)	$345,911
Liabilities	298,865	452	22	(13,280)	286,059
Stockholders' equity	46,944	613	59,797	(47,502)	59,852

December 31, 2010
Assets	$343,469	$1,422	$58,695	$(60,513)	$343,073
Liabilities	297,977	667	192	(14,350)	284,486
Stockholders' equity	45,492	755	58,503	(46,163)	58,587

Three Months Ended June 30, 2011
Total interest income	$3,912	$1	$26	$(26)	$3,913
Total interest expense	1,294	-	-	(26)	1,268
Net interest income	2,618	1	26	-	2,645
Provision for loan losses	200	-	-	-	200
Net interest income after provision for loan losses	2,418	1	26	-	2,445
Noninterest income	204	552	-	-	756
Noninterest expense	2,261	464	82	-	2,807
Undistributed net gain of subsidiary	48	-	283	(331)	-
Income before income tax expense (benefit) and
noncontrolling interest in net income of consolidated subsidiary	409	89	227	(331)	394
Income tax expense (benefit)	116	41	(19)	-	138
Net income before noncontrolling interest in net
income of consolidated subsidiary	293	48	246	(331)	256
Less: Noncontrolling interest in net income of
consolidated subsidiary	10	-	-	-	10
Net income	$283	$48	$246	$(331)	$246

Six Months Ended June 30, 2011
Total interest income	$7,843	$2	$51	$(51)	$7,845
Total interest expense	2,651	-	-	(51)	2,600
Net interest income	5,192	2	51	-	5,245
Provision for loan losses	450	-	-	-	450
Net interest income after provision for loan losses	4,742	2	51	-	4,795
Noninterest income	405	1,184	1	-	1,590
Noninterest expense	4,442	935	167	-	5,544
Undistributed net gain of subsidiary	139	-	590	(729)	-
Income before income tax expense (benefit) and
noncontrolling interest in net income of consolidated subsidiary	844	251	475	(729)	841
Income tax expense (benefit)	226	112	(39)	-	299
Net income before noncontrolling interest in net
income of consolidated subsidiary	618	139	514	(729)	542
Less: Noncontrolling interest in net income of
consolidated subsidiary	28	-	-	-	28
Net income	$590	$139	$514	$(729)	$514

(Dollars in thousands)	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated
Three Months Ended June 30, 2010
Total interest income	$4,231	$2	$28	$(28)	$4,233
Total interest expense	1,827	-	-	(28)	1,799
Net interest income	2,404	2	28	-	2,434
Provision for loan losses	200	-	-	-	200
Net interest income after provision for loan losses	2,204	2	28	-	2,234
Noninterest income	235	547	-	-	782
Noninterest expense	2,054	432	54	-	2,540
Undistributed net gain of subsidiary	64	-	312	(376)	-
Income before income tax (benefit) expense and
noncontrolling interest in net income of consolidated subsidiary	449	117	286	(376)	476
Income tax (benefit) expense	124	53	(9)	-	168
Net income before noncontrolling interest in net
income of consolidated subsidiary	325	64	295	(376)	308
Less: Noncontrolling interest in net income of
consolidated subsidiary	13	-	-	-	13
Net income	$312	$64	$295	$(376)	$295

Six Months Ended June 30, 2010
Total interest income	$8,593	$4	$55	$(55)	$8,597
Total interest expense	3,718	-	-	(55)	3,663
Net interest income	4,875	4	55	-	4,934
Provision for loan losses	400	-	-	-	400
Net interest income after provision for loan losses	4,475	4	55	-	4,534
Noninterest income	415	1,293	-	-	1,708
Noninterest expense	4,124	891	107	-	5,122
Undistributed net gain of subsidiary	230	-	704	(934)	-
Income before income tax expense (benefit) and
noncontrolling interest in net income of consolidated subsidiary	996	406	652	(934)	1,120
Income tax expense (benefit)	246	176	(17)	-	405
Net income before noncontrolling interest in net
income of consolidated subsidiary	750	230	669	(934)	715
Less: Noncontrolling interest in net income of
consolidated subsidiary	46	-	-	-	46
Net income	$704	$230	$669	$(934)	$669

Note 10.  Stock Based Compensation

In 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”). The purpose of the 2006 Plan is to promote the Company’s success and enhance its value by linking the personal interests of its employees, officers, directors and directors emeritus to those of the Company’s stockholders, and by providing participants with an incentive for outstanding performance. All of the Company’s salaried employees, officers and directors are eligible to participate in the 2006 Plan. The 2006 Plan authorizes the granting of options to purchase shares of the Company’s stock, which may be non-statutory stock options or incentive stock options, and restricted stock which is subject to restrictions on transferability and subject to forfeiture. The 2006 Plan reserved an aggregate number of 214,787 shares of which 153,419 may be issued in connection with the exercise of stock options and 61,367 may be issued as restricted stock.

In 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan’s details related to purpose, eligibility, and granting of shares are the same as noted above for the 2006 Plan. The 2011 Plan reserved an aggregate number of 204,218 shares of which 145,870 may be issued in connection with the exercise of stock options and 58,348 may be issued as restricted stock.

On May 26, 2011, two directors of the Company were awarded an aggregate of 5,000 restricted shares of common stock and 12,500 options to purchase shares of common stock. The awards vest over five years at the rate of 20% per year and the stock options have a 10 year contractual life from the date of grant. The Company’s common stock closed at $15.375 per share on May 26, 2011, which is the exercise price of the options granted on that date. The market value of the restricted stock awards was approximately $77,000, before the impact of income taxes. The estimated value of the stock options was $39,000, before the impact of income taxes. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on May 26, 2011 was $3.14 using the following Black-Scholes-Merton option pricing model assumptions: expected life of seven years, expected dividend rate of 0.85%, risk-free interest rate of 2.44% and an expected volatility of 16.0%, based on historical results.

The Company recognizes expense associated with the awards over the five-year vesting period in accordance with ASC 718 Compensation - Stock Compensation and ASC 505-50 Equity-Based Payments to Non-Employees. Compensation expense was $74,000 for the three months ended June 30, 2011 compared to $73,000 for the three months ended June 30, 2010. For the six months ended June 30, 2011, compensation expense was $147,000 compared to $148,000 for the six months ended June 30, 2010. As of June 30, 2011, there was $251,000 of total unrecognized compensation cost related to nonvested stock-based compensation compared to $282,000 at December 31, 2010. The compensation expense at June 30, 2011 is expected to be recognized ratably over the weighted average remaining service period of 3.25 years.

	Stock Options
Stock-Based Compensation	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at January 1, 2011	98,936	$19.13	6.06
Granted	12,500	15.38
Exercised or converted	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2011	111,436	$18.71	6.06

Exercisable at June 30, 2011	68,124	$20.33	5.28

	Stock Options		Restricted Stock Awards
	Number of Shares	Fair-Value Price	Number of Shares	Fair-Value Price
Nonvested at January 1, 2011	30,812	$5.86	13,201	$16.81
Granted	12,500	3.14	5,000	15.38
Vested	-	-	-	-
Forfeited	-	-	-	-
Nonvested at June 30, 2011	43,312	$5.07	18,201	$16.42

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

First Federal Savings Bank operates as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans as well as a variety of deposit products for individuals and businesses from nine locations in southwestern Pennsylvania. On July 15, 2011, the Company announced that it had filed notice with the Office of Thrift Supervision to close its Park Centre office with a proposed closing date of October 21, 2011. First Federal conducts insurance brokerage activities through Exchange Underwriters, Inc.

Our website address is www.firstfederal-savings.com. Information on our website should not be considered a part of this Form 10-Q.

Balance Sheet Analysis

Assets.  Total assets at June 30, 2011 were $345.9 million, an increase of $2.8 million, or 0.8%, from total assets of $343.1 million at December 31, 2010.

Securities available-for-sale decreased $11.0 million, or 13.9%, to $67.8 million at June 30, 2011 compared to $78.7 million at December 31, 2010. The decrease was primarily the result of $10.1 million of calls and paydowns, including a $3.0 million call of a Government Sponsored Enterprise security and a $635,000 partial call of a municipal bond. Other securities-related activity included the sales of $2.0 million of mortgage-backed securities. In addition, the securities portfolio reflects an unrealized gain of $1.2 million at June 30, 2011 compared to an unrealized loss of $210,000 at December 31, 2010.

Loans, net, increased $10.5 million, or 4.6%, to $240.6 million at June 30, 2011 compared to $230.1 million at December 31, 2010  primarily due to an  increase of $5.1 million in multi-family loans, $5.0 million in home equity loans, and $2.3 million in commercial real estate loans, partially offset by a decrease of $2.4 million in residential mortgage loans.

Liabilities.  Total liabilities at June 30, 2011 were $286.1 million, compared to $284.5 million at December 31, 2010, an increase of $1.6 million, or 0.6%.

Total deposits increased $21.3 million, or 10.5%, to $224.9 million at June 30, 2011 compared to $203.6 million at December 31, 2010. Certificates of deposit increased $11.5 million, primarily due to a 13 month certificates of deposit promotion. In addition, money market accounts increased $4.4 million, noninterest-bearing demand deposits increased $4.3 million and savings accounts increased $1.5 million.

Borrowings decreased $19.9 million, or 25.9%, to $57.0 million at June 30, 2011 compared to $76.9 million at December 31, 2010 primarily due to the maturity of $12.5 million of long-term borrowings and $4.2 million of short-term borrowings. Funds generated through deposit growth and the completion of the stock offering were used to reduce borrowings.

Stockholders’ Equity.  Stockholders’ equity was $59.9 million at June 30, 2011, an increase of $1.3 million from December 31, 2010. Stockholders’ equity primarily increased as a result of a $828,000 increase in the fair value of the securities portfolio, net of tax, and $514,000 in net income for the six months ended June 30, 2011. The increase was partially offset by $175,000 of dividends paid to stockholders.

Results of Operations for the Three Months Ended June 30, 2011 and 2010

Overview.  The Company had net income of $246,000 for the three months ended June 30, 2011, compared to $295,000 for the same period in 2010.

	Three Months Ended
	June 30,
(Dollars in thousands)	2011	2010
Net income of FedFirst Financial Corporation	$246	$295
Return on average assets	0.28%	0.33%
Return on average equity	1.63	2.70
Average equity to average assets	17.44	12.41

Net Interest Income.  Net interest income for the three months ended June 30, 2011 increased $211,000 to $2.6 million compared to $2.4 million for the three months ended June 30, 2010. Net interest margin was 3.31% for the three months ended June 30, 2011 compared to 3.01% for the three months ended June 30, 2010. The improvement in net interest margin is primarily attributable to a funding shift on the Company’s balance sheet whereby a reduction in borrowings resulted in a $365,000 decrease in borrowings expense and, despite an increase in overall deposits, interest rate reductions on deposits resulted in a $166,000 decrease in deposits expense that together more than offset the decline in interest income from securities and loans.

Interest income decreased $320,000, or 7.6%, to $3.9 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to a decrease of 34 basis points in yield on interest-earning assets. Interest income on securities decreased $225,000 due to a decrease of 88 basis points in yield, primarily due to paydowns and sales of higher yielding mortgage-backed and REMIC securities, which were reinvested in lower yielding securities with shorter durations. Interest income on loans decreased $91,000 due to a decrease of 32 basis points in yield, which was primarily driven by payoffs and paydowns of higher yielding residential real estate and home equity loans that were replaced by originations at lower yields. The decrease in yield on loans was partially offset by a $6.9 million increase in the average balance, primarily in home equity, commercial real estate and multi-family loans.

Interest expense decreased $531,000, or 29.5%, to $1.3 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 due to a decrease of $25.2 million in the average balance and 57 basis points in cost of interest-bearing liabilities. Interest expense on borrowings decreased $365,000 due to a decrease of $37.5 million in the average balance, as deposit growth and funds from the completion of the stock offering were used to reduce borrowings. Interest expense on deposits decreased $166,000 due to a decrease of 44 basis points in cost, primarily related to the repricing of maturing certificates of deposit and money market accounts at lower rates, partially offset by an increase of $12.3 million in the average balance, primarily in certificates of deposit and money market accounts.

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

	Three Months Ended June 30,
	2011			2010
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$239,253	$3,271	5.47%	$232,319	$3,362	5.79%
Securities (3)	68,166	640	3.76	74,544	865	4.64
Other interest-earning assets	12,598	2	0.06	16,835	6	0.14
Total interest-earning assets	320,017	$3,913	4.89	323,698	$4,233	5.23
Noninterest-earning assets	26,370			28,968
Total assets	$346,387			$352,666

Liabilities and
Stockholders' equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$13,745	$9	0.26%	$13,719	$10	0.29%
Savings accounts	22,608	28	0.50	22,382	28	0.50
Money market accounts	61,514	129	0.84	60,449	185	1.22
Certificates of deposit	106,588	557	2.09	95,624	666	2.79
Total interest-bearing deposits	204,455	723	1.41	192,174	889	1.85

Borrowings	57,694	545	3.78	95,161	910	3.83
Total interest-bearing liabilities	262,149	1,268	1.93	287,335	1,799	2.50

Noninterest-bearing liabilities	23,832			21,563
Total liabilities	285,981			308,898

Stockholders' equity	60,406			43,768
Total liabilities and
stockholders' equity	$346,387			$352,666

Net interest income		$2,645			$2,434

Interest rate spread			2.96%			2.73%
Net interest margin			3.31			3.01
Average interest-earning
assets to average
interest-bearing liabilities			122.07%			112.66%

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

	Three Months Ended June 30, 2011 Compared To Three Months Ended June 30, 2010
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$99	$(190)	$(91)
Securities	(71)	(154)	(225)
Other interest-earning assets	(2)	(2)	(4)
Total interest-earning assets	26	(346)	(320)

Interest expense:
Deposits	54	(220)	(166)
Borrowings	(353)	(12)	(365)
Total interest-bearing liablities	(299)	(232)	(531)
Change in net interest income	$325	$(114)	$211

Provision for Loan Losses.  The provision for loan losses was $200,000 for the three months ended June 30, 2011 and June 30, 2010. The provision for loan losses was determined based on our evaluation of the loan portfolio, which considers several components to determine adequacy including, but not limited to, the quantitative and qualitative attributes of the portfolio. In the current period, the primary driver of the provision was loan growth as well as an adjustment to a qualitative factor used in determining the necessary allowance for loan losses. Net charge-offs were $41,000 for the three months ended June 30, 2011 compared to $115,000 for the three months ended June 30, 2010.

Noninterest Income.  Noninterest income decreased $26,000, or 3.3%, to $756,000 for the three months ended June 30, 2011 compared to $782,000 for the three months ended June 30, 2010 primarily due to a loss of $11,000 on the sale of real estate owned properties in the current period compared to a gain of $24,000 in the prior period.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Three Months Ended
	June 30,
(Dollars in thousands)	2011	2010
Compensation and employee benefits	$1,603	$1,480
Occupancy	381	338
FDIC insurance premiums	71	84
Data processing	128	122
Professional services	224	149
Advertising	37	42
Stationary, printing and supplies	23	26
Telephone	13	12
Postage	40	31
Correspondent bank fees	38	46
Real estate owned expense	37	-
Amortization of intangibles	27	27
All other	185	183
Total noninterest expense	$2,807	$2,540

Noninterest expense increased $267,000, or 10.5%, to $2.8 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase was primarily due to an increase of $123,000 in compensation expense related to the Company’s supplemental executive retirement plan, which was impacted by lower interest rates. In addition, professional services increased $75,000 primarily due to costs associated with a branch facilities assessment, the annual meeting of stockholders, and the implementation of XBRL reporting requirements, and real estate owned expenses increased $37,000 as a result of additional declines in property values.

Income Tax Expense.  Income tax expense for the three months ended June 30, 2011 decreased to $138,000 compared to $168,000 for the same period in 2010 primarily due to an $82,000 decrease in income before income tax expense.

Results of Operations for the Six Months Ended June 30, 2011 and 2010

Overview.  The Company had net income of $514,000 for the six months ended June 30, 2011 compared to $669,000 for the six months ended June 30, 2010.

	Six Months Ended
	June 30,
(Dollars in thousands)	2011	2010
Net income of FedFirst Financial Corporation	$514	$669
Return on average assets	0.30%	0.38%
Return on average equity	1.72	3.09
Average equity to average assets	17.31	12.32

Net Interest Income. Net interest income for the six months ended June 30, 2011 increased $311,000 to $5.2 million compared to $4.9 million for the six months ended June 30, 2010. Net interest margin was 3.29% for the six months ended June 30, 2010 compared to 3.05% for the six months ended June 30, 2010. The improvement in net interest margin is primarily attributable to a funding shift on the Company’s balance sheet whereby a reduction in borrowings resulted in a $723,000 decrease in borrowings expense and, despite an increase in overall deposits, interest rate reductions on deposits resulted in a $340,000 decrease in deposits expense that together more than offset the decline in interest income from securities and loans.

Interest income decreased $752,000, or 8.7%, to $7.8 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Interest income on securities decreased $463,000 due to a decrease of $3.8 million in the average balance and 103 basis points in yield, primarily due to paydowns and sales of higher yielding mortgage-backed and REMIC securities, which were reinvested in lower yielding securities with shorter durations. Interest income on loans decreased $285,000 due to decrease of 27 basis point in yield, which was primarily driven by payoffs and paydowns of higher yielding residential real estate and home equity loans that were replaced by originations at lower yields.

Interest expense decreased $1.1 million, or 29.0%, to $2.6 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due to a decrease of $25.1 million in the average balance and 57 basis points in cost of interest-bearing liabilities. Interest expense on borrowings decreased $723,000 due to a decrease of $36.1 million in the average balance as deposit growth and funds from the completion of the stock offering were used to reduce borrowings. Interest expense on deposits decreased $340,000  due to a decrease of 45 basis points in cost, primarily related to the repricing of maturing certificates of deposit and money market accounts at lower rates, partially offset by an increase of $11.0 million in the average balance, primarily in certificates of deposit and money market accounts.

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

	Six Months Ended June 30,
	2011			2010
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$236,024	$6,490	5.50%	$234,892	$6,775	5.77%
Securities (3)	72,160	1,350	3.74	76,006	1,813	4.77
Other interest-earning assets	10,195	5	0.10	12,674	9	0.14
Total interest-earning assets	318,379	$7,845	4.93	323,572	$8,597	5.31
Noninterest-earning assets	25,953			28,373
Total assets	$344,332			$351,945

Liabilities and
Stockholders' equity:
Interest-bearing liablities:
Interest-bearing
demand deposits	$13,606	$18	0.26%	$14,007	$21	0.30%
Savings accounts	22,216	55	0.50	22,148	55	0.50
Money market accounts	61,274	264	0.86	57,858	372	1.29
Certificates of deposit	100,493	1,097	2.18	92,533	1,326	2.87
Total interest-bearing deposits	197,589	1,434	1.45	186,546	1,774	1.90

Borrowings	64,687	1,166	3.61	100,807	1,889	3.75
Total interest-bearing liabilities	262,276	2,600	1.98	287,353	3,663	2.55

Noninterest-bearing liabilities	22,456			21,235
Total liabilities	284,732			308,588

Stockholders' equity:	59,600			43,357
Total liabilities and
stockholders' equity	$344,332			$351,945

Net interest income		$5,245			$4,934

Interest rate spread			2.95%			2.76%
Net interest margin			3.29			3.05
Average interest-earning
assets to average
interest-bearing liabilities			121.39%			112.60%

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

	Six Months Ended June 30, 2011
	Compared To
	Six Months Ended June 30, 2010
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$34	$(319)	$(285)
Securities	(88)	(375)	(463)
Other interest-earning assets	(1)	(3)	(4)
Total interest-earning assets	(55)	(697)	(752)

Interest expense:
Deposits	100	(440)	(340)
Borrowings	(654)	(69)	(723)
Total interest-bearing liablities	(554)	(509)	(1,063)
Change in net interest income	$499	$(188)	$311

Provision for Loan Losses.  The provision for loan losses was $450,000 for the six months ended June 30, 2011 compared to $400,000 for the six months ended June 30, 2010. The provision for loan losses was determined based on our evaluation of the loan portfolio, which considers several components to determine adequacy including, but not limited to, the quantitative and qualitative attributes of the portfolio. In the current period, the primary driver of the provision was loan growth as well as an adjustment to a qualitative factor used in determining the necessary allowance for loan losses. Net charge-offs were $280,000 for the six months ended June 30, 2011 compared to $207,000 for the six months ended June 30, 2010.

Noninterest Income.  Noninterest income decreased $118,000, or 6.9%, to $1.6 million for the six months ended June 30, 2011 compared to $1.7 million for the six months ended June 30, 2010 primarily due  to a $110,000 decrease of contingency fee income on insurance policies. In addition, in the current period, the Company recognized a loss on the sales of real estate owned properties of $14,000 compared to a gain of $10,000 in the prior period.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Six Months Ended
	June 30,
(Dollars in thousands)	2011	2010
Compensation and employee benefits	$3,204	$2,937
Occupancy	735	716
FDIC insurance premiums	157	184
Data processing	252	239
Professional services	403	317
Advertising	89	79
Stationary, printing and supplies	50	61
Telephone	25	25
Postage	81	77
Correspondent bank fees	77	86
Real estate owned expense	39	2
Amortization of intangibles	55	56
All other	377	343
Total noninterest expense	$5,544	$5,122

Noninterest expense increased $422,000, or 8.2%, to $5.5 million for the six months ended June 30, 2011 compared to $5.1 million for the six months ended June 30, 2010. The increase was primarily due to an increase of $267,000 in compensation expense related to the Company’s supplemental executive retirement plan, which was impacted by lower interest rates. In addition, professional services increased $86,000 primarily due to costs associated with a branch facilities assessment, the annual meeting of stockholders, and the implementation of XBRL reporting requirements, and real estate owned expenses increased $37,000 as a result of additional declines in property values.

Income Tax Expense.  Income tax expense for the six months ended June 30, 2011 decreased to $299,000 compared to $405,000 for the same period in 2010 primarily due to a $279,000 decrease in net income before income tax expense.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2011, cash and cash equivalents totaled $14.7 million. At June 30, 2011, securities classified as available-for-sale totaled $67.8 million, which provides an additional source of liquidity. In addition, at June 30, 2011, the maximum remaining borrowing capacity at the FHLB of Pittsburgh was approximately $109.2 million. The Bank also has the ability to borrow $2.7 million from the Federal Reserve based upon eligible collateral. At June 30, 2011 and December 31, 2010, the Bank had no borrowings with the Federal Reserve.

Certificates of deposit due within one year of June 30, 2011 totaled $60.6 million, or 57.4% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and borrowings. We believe, however, based on past experience that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table summarizes the Company’s commitments at the date indicated.

June 30,
(Dollars in thousands)	2011
Loans in process	$5,129
Unused revolving lines of credit	3,416
Unused commercial business lines of credit	6,671
One-to-four family residential commitments	1,523
Consumer commitments	506
Commercial commitments	2,078
Total commitments outstanding	$19,323

Capital Management.  Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Act”), on July 21, 2011 the Office of the Comptroller of the Currency ("OCC") assumed responsibility from the Office of Thrift Supervision (“OTS”) for the ongoing examination, supervision, and regulation of federal savings associations and rulemaking for all savings associations. In addition, the Act transferred OTS functions related to the supervision of savings association holding companies to the Board of Governors of the Federal Reserve System.

The Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2011, we exceeded all of our regulatory capital requirements and are considered “well capitalized” under regulatory guidelines. The following table sets forth the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized (dollars in thousands).

					To Be Well
			For Capital		Capitalized
			Adequacy		Under Prompt
	Actual		Purposes		Corrective Action
June 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$47,247	25.16%	$15,022	8.00%	$18,777	10.00%
Tier 1 capital (to risk weighted assets)	44,900	23.91	7,511	4.00	11,266	6.00
Tier 1 capital (to adjusted total assets)	44,900	13.05	13,763	4.00	17,204	5.00
Tangible capital (to tangible assets)	44,900	13.05	5,161	1.50	N/A	N/A

December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$46,565	25.44%	$14,641	8.00%	$18,302	10.00%
Tier 1 capital (to risk weighted assets)	44,277	24.19	7,321	4.00	10,981	6.00
Tier 1 capital (to adjusted total assets)	44,277	12.95	13,681	4.00	17,102	5.00
Tangible capital (to tangible assets)	44,277	12.95	5,130	1.50	N/A	N/A

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

For the three months ended June 30, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There has been no change in FedFirst Financial’s internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, FedFirst Financial’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company made the following purchases of its common stock during the three months ended June 30, 2011. The Company does not have any outstanding stock repurchase programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
April 1-30, 2011	-	$-	-	-
May 1-31, 2011	5,000	15.78	-	-
June 1-30, 2011	-	-	-	-
Total	5,000	15.78	-

(1)
In May 2011, the Company purchased 5,000 shares that were not made pursuant to a publicly announced program. The Company purchased these shares for the purpose of awarding restricted stock awards. Refer to Note 10 for additional information.

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
101.0*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text

___________________
* Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDFIRST FINANCIAL CORPORATION
(Registrant)

Date:	August 12, 2011	/s/ Patrick G. O’Brien
Patrick G. O’Brien
President and Chief Executive Officer

Date:	August 12, 2011	/s/ Robert C. Barry Jr.
Robert C. Barry Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)