Form 10-Q
period 2011-09-30
FedFirst Financial Corp
filed 2011-11-14
CIK 1486058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 9, 2011, the issuer had 2,984,802 shares of common stock outstanding.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2011	2010
(Dollars in thousands, except share data)	(UNAUDITED)
Assets:

Cash and cash equivalents:
Cash and due from banks	$1,323	$1,626
Interest-earning deposits	8,367	7,694
Total cash and cash equivalents	9,690	9,320

Securities available-for-sale	59,405	78,708
Loans, net	245,771	230,055
Federal Home Loan Bank (“FHLB”) stock, at cost	5,621	6,556
Accrued interest receivable - loans	1,032	1,038
Accrued interest receivable - securities	262	327
Premises and equipment, net	2,246	2,281
Bank-owned life insurance	8,199	7,998
Goodwill	1,080	1,080
Real estate owned	393	426
Deferred tax assets	2,541	3,017
Other assets	6,088	2,267
Total assets	$342,328	$343,073
Liabilities and Stockholders’ Equity:

Deposits:
Noninterest-bearing	$19,911	$15,612
Interest-bearing	203,400	187,950
Total deposits	223,311	203,562

Borrowings	50,632	76,893
Advance payments by borrowers for taxes and insurance	197	455
Accrued interest payable - deposits	223	298
Accrued interest payable - borrowings	202	300
Other liabilities	8,041	2,978
Total liabilities	282,606	284,486

Stockholders’ equity
FedFirst Financial Corporation stockholders’ equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock $0.01 par value; 20,000,000 shares authorized; 2,989,802 and 2,991,461 shares issued and outstanding	30	30
Additional paid-in-capital	42,059	42,016
Retained earnings - substantially restricted	18,682	18,140
Accumulated other comprehensive income (loss), net of deferred taxes (benefit) of $211 and $(82)	326	(128)
Unearned Employee Stock Ownership Plan (“ESOP”)	(1,426)	(1,555)
Total FedFirst Financial Corporation stockholders’ equity	59,671	58,503
Noncontrolling interest in subsidiary	51	84
Total stockholders’ equity	59,722	58,587
Total liabilities and stockholders’ equity	$342,328	$343,073

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Interest income:
Loans	$3,298	$3,338	$9,788	$10,113
Securities	603	832	1,953	2,645
Other interest-earning assets	3	8	8	17
Total interest income	3,904	4,178	11,749	12,775

Interest expense:
Deposits	695	810	2,129	2,584
Borrowings	504	807	1,670	2,696
Total interest expense	1,199	1,617	3,799	5,280
Net interest income	2,705	2,561	7,950	7,495

Provision for loan losses	325	200	775	600
Net interest income after provision for loan losses	2,380	2,361	7,175	6,895

Noninterest income:
Fees and service charges	175	134	433	392
Insurance commissions	482	497	1,665	1,790
Income from bank-owned life insurance	66	71	201	212
Net loss on sales of available-for-sale securities	—	—	(1)	(5)
Net loss on sales of real estate owned	—	(34)	(14)	(24)
Other	4	4	33	15
Total noninterest income	727	672	2,317	2,380

Noninterest expense:
Compensation and employee benefits	1,559	1,463	4,763	4,400
Occupancy	370	353	1,105	1,069
FDIC insurance premiums	52	99	209	283
Data processing	140	121	392	360
Professional services	194	184	597	501
Other	374	363	1,167	1,092
Total noninterest expense	2,689	2,583	8,233	7,705
Income before income tax expense and noncontrolling interest in net income of consolidated subsidiary	418	450	1,259	1,570
Income tax expense	133	152	432	557
Net income before noncontrolling interest in net (loss) income of consolidated subsidiary	285	298	827	1,013
Noncontrolling interest in net (loss) income of consolidated subsidiary	(5)	3	23	49
Net income of FedFirst Financial Corporation	$290	$295	$804	$964
Earnings per share:
Basic and diluted	$0.10	$0.10	$0.28	$0.33
Weighted-average shares outstanding:
Basic	2,912,853	2,902,104	2,909,045	2,893,437
Diluted	2,922,052	2,902,104	2,918,012	2,893,437

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

				Accumulated		Common
		Additional		Other		Stock	Noncontrolling	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Held in	Interest in	Stockholders’	Comprehensive
(Dollars in thousands)	Stock	Capital	Earnings	Gain (Loss)	ESOP	Treasury	Subsidiary	Equity	Income
Balance at January 1, 2010	$67	$29,558	$17,619	$(39)	$(1,728)	$(3,113)	$79	$42,443
Comprehensive income (loss):
Net income	—	—	964	—	—	—	49	1,013	$1,013
Unrealized gain on securities available-for-sale, net of tax of $464	—	—	—	720	—	—	—	720	720
Reclassification adjustment on sales of securities available-for-sale,net of tax $(62)	—	—	—	(96)	—	—	—	(96)	(96)
Corporate reorganization
Exchange of common stock held by FedFirst Financial Mutual Holding Company	(36)	19	—	—	—	—	—	(17)
Retirement of common stock held in treasury	(4)	(3,145)	—	—	—	3,149	—	—
Exchange of common stock	(14)	15	—	—	—	—	—	1
Stock offering proceeds, net of offering expenses	17	15,351	—	—	—	—	—	15,368
Purchase of common stock to be held in treasury	—	—	—	—	—	(16)	—	(16)
ESOP shares committed to be released	—	(65)	—	—	130	—	—	65
Stock-based compensation expense	—	221	—	—	—	—	—	221
Stock awards forfeited	—	20	—	—	—	(20)	—	—
Distribution to noncontrolling shareholder	—	—	—	—	—	—	(51)	(51)
Total comprehensive income									1,637
Less: Comprehensive income attributable to the noncontrolling interest in subsidiary									49
Comprehensive income attributable to FedFirst Financial Corporation									$1,588

Balance at September 30, 2010	$30	$41,974	$18,583	$585	$(1,598)	$—	$77	$59,651

See Notes to the Unaudited Consolidated Financial Statements.

				Accumulated
		Additional		Other		Noncontrolling	Total
(Dollars in thousands, except	Common	Paid-in-	Retained	Comprehensive	Unearned	Interest in	Stockholders’	Comprehensive
per share data)	Stock	Capital	Earnings	Gain (Loss)	ESOP	Subsidiary	Equity	Income
Balance at January 1, 2011	$30	$42,016	$18,140	$(128)	$(1,555)	$84	$58,587
Comprehensive income (loss):
Net income	—	—	804	—	—	23	827	$827
Unrealized gain on securities available-for-sale, net of tax of $316	—	—	—	489	—	—	489	489
Reclassification adjustment on sales of securities available-for-sale, net of tax of $(23)	—	—	—	(35)	—	—	(35)	(35)
Stock repurchases	—	(23)	—	—	—	—	(23)
ESOP shares committed to be released	—	(42)	—	—	129	—	87
Stock-based compensation expense	—	187	—	—	—	—	187
Stock awards issued	—	(79)	—	—	—	—	(79)
Distribution to noncontrolling shareholder	—	—	—	—	—	(56)	(56)
Dividends paid ($0.09 per share)	—	—	(262)	—	—	—	(262)
Total comprehensive income								1,281
Less: Comprehensive income attributable to the noncontrolling interest in subsidiary								23
Comprehensive income attributable to FedFirst Financial Corporation								$1,258
Balance at September 30, 2011	$30	$42,059	$18,682	$326	$(1,426)	$51	$59,722

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
(Dollars in thousands)	2011	2010
Cash flows from operating activities:
Net income of FedFirst Financial Corporation	$804	$964
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest in net income of consolidated subsidiary	23	49
Provision for loan losses	775	600
Depreciation	420	395
Amortization of intangibles	82	83
Net loss on sales of available-for-sale securities	1	5
Net loss on sale of real estate owned	14	24
Net amortization of security premiums and loan costs	293	97
Noncash expense for ESOP	87	65
Noncash expense for stock-based compensation	187	221
Increase in bank-owned life insurance	(201)	(212)
Decrease (increase) in other assets	1,142	(46)
Increase (decrease) in other liabilities	100	(382)
Net cash provided by operating activities	3,727	1,863

Cash flows from investing activities:
Net loan (originations) repayments	(16,838)	7,377
Proceeds from maturities of and principal repayments of securities available-for-sale	17,733	15,584
Proceeds from sales of securities available-for-sale	2,006	8,096
Purchases of securities available-for-sale	—	(8,146)
Purchases of premises and equipment	(385)	(346)
Decrease in FHLB stock, at cost	935	—
Proceeds from sales of real estate owned	280	292
Net cash provided by investing activities	3,731	22,857

Cash flows from financing activities:
Net decrease in short-term borrowings	(4,200)	(1,800)
Proceeds from long-term borrowings	—	12,000
Repayments of long-term borrowings	(22,061)	(47,122)
Net increase in deposits	19,749	11,813
Decrease in advance payments by borrowers for taxes and insurance	(258)	(258)
Purchases of common stock to be held in treasury	—	(16)
Proceeds from stock offering, net of expenses	—	15,368
Dividends paid	(262)	—
Distribution to noncontrolling shareholder	(56)	(51)
Net cash used in financing activities	(7,088)	(10,066)
Net increase in cash and cash equivalents	370	14,654
Cash and cash equivalents, beginning of period	9,320	7,496
Cash and cash equivalents, end of period	$9,690	$22,150

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings	$3,972	$5,521
Income tax expense	66	488
Real estate acquired in settlement of loans	364	934
Retirement of common stock held in treasury	—	3,149
Securities purchased not settled	4,790	—

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

First Federal operates as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans as well as a variety of deposit products for individuals and businesses from eight locations in southwestern Pennsylvania. Pursuant to its notice filed with the Office of Thrift Supervision (“OTS”) on July 15, 2011, the Bank closed its Park Centre office on October 21, 2011. First Federal conducts insurance brokerage activities through Exchange Underwriters. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Act”), on July 21, 2011 the Office of the Comptroller of the Currency (“OCC”) assumed responsibility from the OTS for the ongoing examination, supervision, and regulation of federal savings associations and rulemaking for all savings associations. In addition, the Act transferred OTS functions related to the supervision of savings association holding companies to the Board of Governors of the Federal Reserve System.

The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year or any other interim period. The Company evaluated subsequent events through the date the consolidated financial statements were filed with the Securities and Exchange Commission and incorporated into the consolidated financial statements the effect of all material known events determined by Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events, to be recognizable events.

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

ASU 2011-05 Presentation of Comprehensive Income. In September 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance eliminates the option to present components of other comprehensive income as part of the Statements of Changes to Stockholders’ Equity and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (OCI). The ASU does not change the items that must be reported in OCI. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Guidance must be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted. The Company has determined the adoption of this ASU will not have a material impact on its financial condition and results of operation.

ASU 2011-08 Testing for Goodwill for Impairment. In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which amends the guidance on testing goodwill impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e. step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company has  determined the adoption of this ASU will not have a material impact on its financial condition and results of operation.

Note 3.  Securities

The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2011	Cost	Gains	Losses	Value
Municipal bonds	$3,374	$386	$—	$3,760
Mortgage-backed	24,903	1,434	1	26,336
REMICs	26,592	1,292	1	27,883
Corporate debt	3,995	—	2,573	1,422
Equities	4	—	—	4
Total securities available-for-sale	$58,868	$3,112	$2,575	$59,405

December 31, 2010
Government-Sponsored Enterprises	$7,580	$36	$2	$7,614
Municipal bonds	4,012	284	—	4,296
Mortgage-backed	32,747	1,306	64	33,989
REMICs	30,580	1,095	110	31,565
Corporate debt	3,995	—	2,755	1,240
Equities	4	—	—	4
Total securities available-for-sale	$78,918	$2,721	$2,931	$78,708

The amortized cost and fair value of securities at September 30, 2011 by contractual maturity were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$—	$—
Due from one to five years	3,382	3,767
Due from five to ten years	9,211	9,431
Due after ten years	46,271	46,203
No scheduled maturity	4	4
Total	$58,868	$59,405

The following table presents gross unrealized losses and fair value of securities aggregated by category and length of time that individual securities have been in a continuous loss position at the dates indicated (dollars in thousands)

	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
September 30, 2011	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Mortgage-backed	1	$7	$1	—	$—	$—	1	$7	$1

REMICs - Government-sponsored enterprises	1	1,614	1	—	—	—	1	1,614	1

Corporate debt	—	—	—	3	1,422	2,573	3	1,422	2,573
Total securities temporarily impaired	2	$1,621	$2	3	$1,422	$2,573	5	$3,043	$2,575

	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
December 31, 2010	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Government-sponsored enterprises	1	$2,292	$2	—	$—	$—	1	$2,292	$2

Mortgage-backed	3	8,168	64	—	—	—	3	8,168	64

REMICs - Government-sponsored enterprises	2	4,895	110	—	—	—	2	4,895	110

Corporate debt	—	—	—	3	1,240	2,755	3	1,240	2,755
Total securities temporarily impaired	6	$15,355	$176	3	$1,240	$2,755	9	$16,595	$2,931

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

Corporate Debt – At September 30, 2011, the Company had three securities that were in an unrealized loss position for 12 months or greater at an amount of $2.6 million. These securities consist of two pools of insurance company-issued preferred trust obligations. These securities were downgraded from their original rating issuance to below investment grade. The lack of liquidity in the market for this type of security, credit rating downgrades and market uncertainties are factors contributing to the unrealized losses on these securities.

The following table provides additional information related to the Company’s pooled preferred trust obligations at September 30, 2011 (dollars in thousands):

Pool	Class	Tranche	Amortized Cost	Fair Value	Unrealized Loss	S&P / Fitch Rating	Current Number of Insurance Companies	Total Collateral	Current Deferrals and Defaults	Performing Collateral	Additional Immediate Deferrals / Defaults Before Causing an Interest Shortfall (a)	Additional Immediate Deferrals / Defaults Before Causing a Break in Yield (b)
I-PreTSL I	Mezzanine	B-3	$1,500	$527	$(973)	B+/CCC	17	$193,500	$32,500	$161,000	$89,942	$41,500
I-PreTSL II	Mezzanine	B-3	2,495	895	(1,600)	B+/B	28	358,500	17,500	341,000	146,545	125,000
			$3,995	$1,422	$(2,573)

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

These securities are evaluated for OTTI by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit-related OTTI exists. Additionally, reports are reviewed that provide information for the amount of deferral/defaults that would have to occur to prevent the tranche from collecting contractual cash flows (principal and interest). None of these securities are projecting a cash flow disruption, nor have any of these securities experienced a cash flow disruption. The Company also reviewed each of the issues’ collateral participants, including their financial condition, ratings provided by A. M. Best (for insurance companies), and adverse conditions specifically related to industry or geographic area. This information did not suggest additional deferrals and defaults in the future that would result in the securities not receiving all of their contractual cash flows. Based on the analysis performed and the fact that the Company does not expect to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company concluded that there is no OTTI on these securities at September 30, 2011.

Other Securities – This category may include Government-Sponsored Enterprises (“GSE”) municipal bonds, mortgage-backed securities and GSE - REMICS.  At September 30, 2011, the Company had a total of two GSE - REMICS with an unrealized loss of $2,000 in these categories. These two securities were in an unrealized loss position of less than 12 months. An evaluation of the individual securities was performed whereby we reviewed all credit ratings and noted all remain at investment grade. Additionally, these securities are issued and backed by a Government-Sponsored Enterprise (“FHLMC”). The Company believes the unrealized losses are due to changes in market interest rates. The Company does not intend to sell the securities and it is more likely than not to not be required to sell the securities before their recovery. The Company expects to recover the entire amortized cost basis of these securities and concluded that there is no OTTI on these securities.

FHLB Stock – The Company is a member of the FHLB of Pittsburgh. As a member, the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements in order to obtain low cost products and services offered by the FHLB. Unlike investment securities, FHLB stock does not provide its holders with an opportunity for appreciation because by regulation FHLB stock can only be purchased, redeemed and transferred at par value. At September 30, 2011 and December 31, 2010, the Company’s FHLB stock totaled $5.6 million and $6.6 million, respectively.

The Company evaluates impairment in FHLB stock when certain conditions warrant further consideration. In December 2008, the FHLB voluntarily suspended dividend payments on its stock as well as the repurchase of excess stock from members. The FHLB stated that this was due to a reduction in core earnings and concern over the FHLB’s capital position. In October 2010, the FHLB initiated a repurchase program based on outstanding excess capital stock. The amount of excess capital stock repurchased from any member was the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding. Based on this evaluation, the FHLB repurchased 5% of our capital stock on a quarterly basis since the fourth quarter of 2010. Future repurchases of excess capital stock will be determined on a quarterly basis. After evaluating such factors as the capital adequacy of the FHLB, its overall operating performance and the FHLB’s liquidity and funding position, the Company concluded that the par value was ultimately recoverable and no impairment charge was recognized at September 30, 2011.

Note 4.  Loans

The following table sets forth the composition of our loan portfolio at the dates indicated (dollars in thousands).

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Real estate-mortgage:
One-to-four family residential
Originated	$120,975	47.5%	$121,376	51.3%
Purchased	16,930	6.6	20,591	8.7
Total one-to-four family residential	137,905	54.1	141,967	60.0

Multi-family
Originated	13,237	5.2	4,082	1.7
Purchased	5,156	2.0	5,261	2.2
Total multi-family	18,393	7.2	9,343	3.9

Commercial	34,252	13.4	33,732	14.2
Total real estate-mortgage	190,550	74.7	185,042	78.1

Real estate-construction:
Residential	6,078	2.4	6,787	2.9
Commercial	5,175	2.0	736	0.3
Total real estate-construction	11,253	4.4	7,523	3.2

Consumer:
Home equity
Loan-to-value ratio of 80% or less	29,402	11.5	22,628	9.6
Loan-to-value ratio of greater than 80%	8,005	3.2	8,624	3.6
Total home equity	37,407	14.7	31,252	13.2

Other	1,887	0.7	2,090	0.9
Total consumer	39,294	15.4	33,342	14.1

Commercial business	13,889	5.5	10,875	4.6
Total loans	$254,986	100.0%	$236,782	100.0%

Net premiums on loans purchased	127		116
Net deferred loan costs	669		697
Loans in process	(6,892)		(4,716)
Allowance for loan losses	(3,119)		(2,824)
Loans, net	$245,771		$230,055

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

Prior to 2006, we purchased newly originated single family, fixed-rate mortgage loans to supplement our origination activities. The properties securing the loans are located in 13 states around the country. We underwrote all of the purchased loans to the same standards as loans originated by us.

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

Nonperforming Assets.  The following table provides information with respect to our nonperforming assets at the dates indicated (dollars in thousands).

	September 30,	December 31,
	2011	2010
Nonaccrual loans:
Real estate - mortgage loans
One-to-four family residential
Originated	$—	$332
Purchased	1,759	394
Total one-to-four family residential	1,759	726

Multi-family
Originated	—	—
Purchased	—	—
Total multi-family	—	—

Commercial	568	493
Total real estate - mortgage	2,327	1,219

Real estate - construction loans
Residential	—	—
Commercial	—	—
Total real estate - construction	—	—

Consumer loans
Home equity
Loan-to-value ratio of 80% or less	123	—
Loan-to-value ratio of greater than 80%	33	—
Total home equity	156	—

Other	—	—
Total consumer	156	—

Commercial business	—	—
Total nonaccrual loans	2,483	1,219

Accruing loans past due 90 days or more	—	—
Total nonaccrual loan and accruing loans past due 90 days or more	2,483	1,219
Real estate owned	393	426
Total nonperforming assets	$2,876	$1,645

Troubled debt restructurings
In nonaccrual status	465	493
Performing under modified terms	659	672
Troubled debt restructurings	$1,124	$1,165

Total nonperforming loans to total loans	0.97%	0.51%
Total nonperforming assets to total assets	0.84	0.48

At September 30, 2011 nonaccrual loans consisted primarily of 10 purchased residential mortgage loans that totaled $1.8 million. The nonaccrual purchased residential loans include one relationship comprised of six loans totaling $1.3 million. Eight of the nonaccrual residential mortgage loans were in process of foreclosure at September 30, 2011. Additionally, nonaccrual loans included two commercial real estate relationships, which consisted of three loans in the amount of $568,000, and two home equity loans in the amount of $156,000.

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

The Bank had two relationships classified as troubled debt restructurings at September 30, 2011 and December 31, 2010 summarized as follows:

●
One relationship composed of two commercial real estate loans with a total balance of $465,000 and $493,000 at September 30, 2011 and December 31, 2010, respectively. The borrower was experiencing financial difficulties and was given a six month interest-only payment concession in 2010. After conclusion of the interest-only period in 2011, the borrower was unable to consistently make regular loan payments and defaulted on the loans. The Bank is in the process of foreclosing on the collateral securing the loans. This relationship was evaluated for impairment and it was determined based on an appraisal of the underlying loan collateral that a specific allowance was not necessary because there was sufficient collateral to cover the outstanding loan balance. These loans are included in total nonaccrual loans in the previous table.

●
One commercial real estate participation loan with a balance of $659,000 and $672,000 at September 30, 2011 and December 31, 2010, respectively. Because the borrower believed they would be unable to obtain financing to pay the loan in full upon original maturity in 2010, the loan was modified through a forbearance agreement in 2010 by extending the maturity date by three years to 2013. This loan has demonstrated performance under the modified terms and therefore was in a performing (accrual) status.  This relationship was evaluated for impairment and it was determined that a $170,000 specific allowance was necessary due to a decline in the underlying collateral as determined by a recent appraisal on the property.

Once a loan is classified as a TDR, the determination of income recognition is based on the status of the loan prior to classification. If a loan is in nonaccrual status, then it will remain in that classification for a minimum of six months until uncertainty with respect to collectability no longer exist. Loans that are current at the time of classification will remain on an accrual basis and monitored. If restructured contractual terms of a loan are not met, then the loan will be placed on nonaccrual status.

The following tables summarize information in regards to impaired loans by loan portfolio class at the dates indicated (dollars in thousands).

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
September 30, 2011	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with no related allowance recorded
One-to-four family purchased residential	$1,287	$1,287	$—	$1,290	$11
Commercial real estate	689	689	—	706	13
Other consumer	11	11	—	12	1

Impaired loans with an allowance recorded
Commercial real estate	1,078	1,078	193	1,089	44
Home equity (loan-to-value ratio of 80% or less)	142	142	9	143	7
Commercial business	353	353	43	361	12

One-to-four family purchased residential	$1,287	$1,287	$—	$1,290	$11
Commercial real estate	1,767	1,767	193	1,795	57
Home equity (loan-to-value ratio of 80% or less)	142	142	9	143	7
Other consumer	11	11	—	12	1
Commercial business	353	353	43	361	12
Total impaired loans	$3,560	$3,560	$245	$3,601	$88

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2010	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with no related allowance recorded
Commercial real estate	$493	$493	$—	$547	$4

Impaired loans with an allowance recorded
Commercial real estate	672	672	170	680	32

Total impaired loans
Commercial real estate	$1,165	$1,165	$170	$1,227	$36

Federal regulations require us to review and classify our assets on a regular basis. In addition, the OCC has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as substandard or doubtful, we establish a general valuation allowance for loan losses and in some cases charge-off a portion of loans classified as doubtful. If we classify an asset as loss, we charge-off an amount equal to 100% of the portion of the asset classified loss.

The following table presents the classes of the loan portfolio and shows our credit risk profile by internally assigned risk rating at the dates indicated (dollars in thousands).

	Real estate - mortgage					Real estate- construction		Consumer
	One-to-	One-to-						Home	Home
	four	four						equity (loan-	equity (loan-
	family	family	Multi-	Multi-				to-value	to-value ratio		Com-
	residential	residential	family	family	Com-	Resi-	Com-	ratio of	of greater	Other	mercial	Loans
September 30, 2011	(originated)	(purchased)	(originated)	(purchased)	mercial	dential	mercial	80% or less)	than 80%)	Consumer	business	Total
Grade:
Pass	$120,712	$15,171	$13,237	$5,156	$30,259	$6,078	$5,175	$29,137	$7,972	$1,876	$13,536	$248,309
Special Mention	263	—	—	—	2,122	—	—	—	—	—	—	2,385
Substandard	—	1,759	—	—	1,871	—	—	265	33	11	353	4,292
Doubtful	—	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—	—
Total	$120,975	$16,930	$13,237	$5,156	$34,252	$6,078	$5,175	$29,402	$8,005	$1,887	$13,889	$254,986

	Real estate - mortgage					Real estate- construction		Consumer
	One-to-	One-to-						Home	Home
	four	four						equity (loan-	equity (loan-
	family	family	Multi-	Multi-				to-value	to-value ratio		Com-
	residential	residential	family	family	Com-	Resi-	Com-	ratio of	of greater	Other	mercial	Loans
December 31, 2010	(originated)	(purchased)	(originated)	(purchased)	mercial	dential	mercial	80% or less)	than 80%)	Consumer	business	Total
Grade:
Pass	$121,044	$20,197	$4,082	$5,261	$29,518	$6,787	$736	$22,483	$8,624	$2,077	$10,196	$231,005
Special Mention	—	—	—	—	2,319	—	—	145	—	13	679	3,156
Substandard	332	394	—	—	1,895	—	—	—	—	—	—	2,621
Doubtful	—	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—	—
Total	$121,376	$20,591	$4,082	$5,261	$33,732	$6,787	$736	$22,628	$8,624	$2,090	$10,875	$236,782

At September 30, 2011, special mention assets were $2.4 million and consisted of three relationships. The three relationships consisted of four commercial real estate loans and one mortgage loan totaling $2.1 million and $263,000, respectively. Substandard assets were $4.3 million and consisted of $2.5 million of non-accrual loans, two commercial real estate loans in the amount of $884,000 and one relationship that totaled $924,000 and consisted of two commercial real estate loans totaling $419,000, three business loans totaling $353,000 and two consumer loans totaling $153,000. Nonaccrual loans consisted of $1.8 million of residential mortgage loans, $568,000 of commercial real estate loans, and $156,000 of home equity loans. The nonaccrual residential loans included one purchased relationship comprised of six loans totaling $1.3 million.

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

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated (dollars in thousands).

	September 30, 2011			December 31, 2010
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or Greater	Days	Days	or Greater
	Past	Past	Past	Past	Past	Past
	Due	Due	Due	Due	Due	Due
Real estate - mortgage
One-to-four family residential
Originated	$—	$—	$—	$1,109	$59	$332
Purchased	—	140	1,759	260	168	394
Total one-to-four family residential	—	140	1,759	1,369	227	726
Multi-family
Originated	—	—	—	—	—	—
Purchased	—	—	—	—	—	—
Total multi-family	—	—	—	—	—	—
Commercial	—	—	568	753	—	68
Total real estate - mortgage	—	140	2,327	2,122	227	794

Real estate - construction
Residential	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Total real estate - construction	—	—	—	—	—	—

Consumer
Home equity
Loan-to-value ratio of 80% or less	20	—	123	89	133	—
Loan-to-value ratio of greater than 80%	—	—	33	—	32	—
Total home equity	20	—	156	89	165	—
Other	9	—	—	2	—	—
Total consumer	29	—	156	91	165	—

Commercial business	—	286	—	—	—	—
Total delinquencies	$29	$426	$2,483	$2,213	$392	$794

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

At September 30, 2011, there were five loan relationships that were individually evaluated for impairment, of which two are considered TDRs. The two relationships that are considered TDRs are summarized as follows:

●
One relationship composed of two commercial real estate loans with a total balance of $465,000 in which the borrower was experiencing financial difficulties and was given a six month interest-only payment concession in 2010. After conclusion of the interest-only period in 2011, the borrower was unable to consistently make regular loan payments and defaulted on the loans. The Bank is in the process of foreclosing on the collateral securing the loans. This relationship was evaluated for impairment and it was determined based on an appraisal of the underlying loan collateral that a specific allowance was not necessary because there was sufficient collateral to cover the outstanding loan balance. These loans are included in total nonaccrual loans.

●
One commercial real estate participation loan with a balance of $659,000. Because the borrower believed they would be unable to obtain financing to pay the loan in full upon original maturity in 2010, the loan was modified through a forbearance agreement in 2010 by extending the maturity date by three years to 2013. This loan has demonstrated performance under the modified terms and therefore was in a performing (accrual) status.  This relationship was evaluated for impairment and it was determined that a $170,000 specific allowance was necessary due to a decline in the underlying collateral as determined by a recent appraisal on the property.

The three relationships that are not considered TDRs are summarized as follows:

●
One relationship that totaled $924,000 and consisted of two commercial real estate loans totaling $419,000, three business loans totaling $353,000 and two consumer loans totaling $153,000 that has been deemed impaired based on the current financial standing of the borrower. It was determined based on appraisals of the underlying loan collateral and valuation of the other business assets securing the commercial business loans that a $75,000 specific allowance was necessary. The specific allowance was based on the current information available and the Company is in the process of obtaining updated property appraisals and business asset valuations. Once updated information is received, a further analysis will be performed to determine whether the specific allowance is appropriate.

●
One purchased residential mortgage relationship consisting of six loans totaling $1.3 million that has been deemed impaired due to the borrower no longer making payments. It was determined based on an appraisal of the underlying loan collateral that there was sufficient collateral to cover the outstanding loan balance and, therefore, a specific allowance was not established.

●
One commercial real estate relationship totaling $225,000 that has been deemed impaired based on the current financial standing of the borrower. It was determined based on an appraisal of the underlying loan collateral that there was sufficient collateral to cover the outstanding loan balance and, therefore, a specific allowance was not established.

Allowance on the Remainder of the Loan Portfolio. We establish another allowance for loans that are not determined to be impaired. Management determines historical loss experience for each group of loans with similar risk characteristics within the portfolio based on loss experience for loans in each group. Loan categories will represent groups of loans with similar risk characteristics and may include types of loans categorized by product, large credit exposures, concentrations, loan grade, or any other characteristic that causes a loan’s risk profile to be similar to another. We utilize previous years’ net charge-off experience by loan category as a basis in determining loss projections. In addition, there are two categories of loans considered to be higher risk concentrations that are evaluated separately when calculating the allowance for loan losses:

●
Loans purchased in the secondary market.  Prior to 2006, pools of multi-family and one-to-four family residential mortgage loans located in areas outside of our primary geographic lending area in southwestern Pennsylvania were acquired in the secondary market. Although these loans were underwritten to our lending standards, they are considered higher risk given our unfamiliarity with the geographic areas where the properties are located.

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

At September 30, 2011, the allowance for loan losses to total loans ratio was 1.22% compared to 1.19% at December 31, 2010. The increase is primarily due to loan growth and the qualitative factor change related to special mention loans previously noted.

The following table summarizes the activity in the allowance for loan losses for the three and nine months ended September 30, 2011 (dollars in thousands):

	Real estate - mortgage					Real estate-construction		Consumer
	One-to- four family residential (originated)	One-to- four family residential (purchased)	Multi- family (originated)	Multi- family (purchased)	Com- mercial	Resi- dential	Com- mercial	Home equity (loan- to-value ratio of 80% or less)	Home equity (loan- to-value ratio of greater than 80%)	Other Consumer	Com- mercial business	Unal- located	Total

Loan Balance	$120,975	$16,930	$13,237	$5,156	$34,252	$6,078	$5,175	$29,402	$8,005	$1,887	$13,889		$254,986

Allowance for loan losses:
June 30, 2011	$553	$392	$28	$126	$895	$11	$1	$370	$279	$25	$198	$116	$2,994
Charge-offs	—	136	—	—	—	—	—	—	64	—	—	—	200
Recoveries	—	—	—	—	—	—	—	—	—	—	—	—	—
Provision	(17)	186	12	(1)	(24)	(2)	7	16	60	(1)	57	32	325
September 30, 2011	$536	$442	$40	$125	$871	$9	$8	$386	$275	$24	$255	$148	$3,119

December 31, 2010	$558	$433	$12	$127	$804	$10	$1	$294	$292	$26	$171	$96	$2,824
Charge-offs	—	411	—	—	—	—	—	—	64	7	—	—	482
Recoveries	—	1	—	—	—	—	—	—	—	1	—	—	2
Provision	(22)	419	28	(2)	67	(1)	7	92	47	4	84	52	775
September 30, 2011	$536	$442	$40	$125	$871	$9	$8	$386	$275	$24	$255	$148	$3,119

Individually evaluated for impairment	$—	$—	$—	$—	$193	$—	$—	$9	$—	$—	$43	$—	$245
Collectively evaluated on historical loss experience	160	215	—	79	58	—	—	101	120	18	2	—	753
Collectively evaluated on qualitative factors	376	227	40	46	620	9	8	276	155	6	210	—	1,973
Unallocated	—	—	—	—	—	—	—	—	—	—	—	148	148

Total allowance for loan losses	$536	$442	$40	$125	$871	$9	$8	$386	$275	$24	$255	$148	$3,119

Percent of Allowance	17.2%	14.2%	1.3%	4.0%	27.9%	0.3%	0.3%	12.4%	8.8%	0.8%	8.2%	4.6%	100.0%

Percent of Loans (1)	47.5%	6.6%	5.2%	2.0%	13.4%	2.4%	2.0%	11.5%	3.2%	0.7%	5.5%		100.0%

(1)	Represents percentage of loans in each category to total loans.

          The following table summarizes the activity in the allowance for loan losses for the three and nine months ended September 30, 2010 (dollars in thousands):

	Real estate - mortgage					Real estate-construction		Consumer
	One-to- four family residential (originated)	One-to- four family residential (purchased)	Multi- family (originated)	Multi- family (purchased)	Com- mercial	Resi- dential	Com- mercial	Home equity (loan- to-value ratio of 80% or less)	Home equity (loan- to-value ratio of greater than 80%)	Other Consumer	Com- mercial business	Unal- located	Total

Loan Balance	$125,598	$21,040	$4,365	$5,293	$30,614	$3,296	$2,415	$20,345	$8,742	$2,030	$11,580		$235,318

Allowance for loan losses:
June 30, 2010	$629	$322	$13	$115	$783	$4	$5	$175	$315	$28	$159	$154	$2,702
Charge-offs	64	139	—	—	—	—	—	8	19	—	—	—	230
Recoveries	—	—	—	—	—	—	—	—	—	—	—	—	—
Provision	40	192	—	—	(97)	1	(1)	35	13	(1)	20	(2)	200
September 30, 2010	$605	$375	$13	$115	$686	$5	$4	$202	$309	$27	$179	$152	$2,672

December 31, 2009	$641	$323	$12	$117	$647	$4	$4	$168	$321	$31	$160	$81	$2,509
Charge-offs	82	181	—	46	—	—	—	29	86	13	—	—	437
Recoveries	—	—	—	—	—	—	—	—	—	—	—	—	—
Provision	46	233	1	44	39	1	—	63	74	9	19	71	600
September 30, 2010	$605	$375	$13	$115	$686	$5	$4	$202	$309	$27	$179	$152	$2,672

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated on historical loss experience	210	113	—	67	78	—	—	13	134	21	—	—	636
Collectively evaluated on qualitative factors	395	262	13	48	608	5	4	189	175	6	179	—	1,884
Unallocated	—	—	—	—	—	—	—	—	—	—	—	152	152

Total allowance for loan losses	$605	$375	$13	$115	$686	$5	$4	$202	$309	$27	$179	$152	$2,672

Percent of Allowance	22.6%	14.0%	0.5%	4.3%	25.7%	0.2%	0.1%	7.6%	11.6%	1.0%	6.7%	5.7%	100.0%

Percent of Loans (1)	53.4%	8.9%	1.9%	2.2%	13.0%	1.4%	1.0%	8.7%	3.7%	0.9%	4.9%		100.0%

(1)	Represents percentage of loans in each category to total loans.

Note 5.  Deposits

Deposits are summarized as follows (dollars in thousands).

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$19,911	8.9%	$15,612	7.7%
Interest-bearing demand deposits	14,506	6.5	13,584	6.7
Savings accounts	22,648	10.1	21,320	10.5
Money market accounts	60,926	27.3	58,949	29.0
Certificates of deposit	105,320	47.2	94,097	46.1
Total deposits	$223,311	100.0%	$203,562	100.0%

Note 6.  Borrowings

We utilize borrowings as a supplemental source of funds for loans and securities. The primary sources of borrowings are FHLB advances and, to a limited extent, repurchase agreements. At September 30, 2011 and December 31, 2010, we had $48.3 million and $74.7 million, respectively, in outstanding FHLB advances and $3.0 million in repurchase agreements. Our FHLB advances were comprised of fixed rate and convertible select advances. The FHLB convertible select advances are long-term borrowings that have a fixed rate for the first three or five years of the term. After the fixed rate term expires, and quarterly thereafter, the FHLB may convert the advance to an adjustable rate advance at its option. If the advance is converted to an adjustable rate advance, the Bank has the option at the conversion date or on any future quarterly rate reset date to prepay the advance with no prepayment fee. At December 31, 2010, the Company had a $1.5 million convertible select advance, which matured in March 2011. As a result, the Company did not have any convertible select advances at September 30, 2011.

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

The following table sets forth borrowings based on their stated maturities and weighted average rates at the dates indicated.

	September 30, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Due in one year or less	$8,723	4.16%	$22,159	3.02%
Due in one to two years	7,567	3.72	9,805	4.22
Due in two to three years	18,000	3.60	15,717	3.68
Due in three to four years	17,000	3.56	18,000	3.41
Due in four to five years	—	—	12,000	3.82
Advances	$51,290		$77,681
Less: deferred premium on modification	(658)		(788)
Total advances	$50,632	3.70%	$76,893	3.52%

The following table sets forth information concerning our borrowings for the periods indicated.

	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
(Dollars in thousands)	2011	2010
Maximum amount outstanding at any month end during the period	$72,864	$110,456
Average amounts outstanding during the period	60,833	90,455
Weighted average rate during the period	3.66%	3.75%

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

The following table sets forth basic and diluted earnings per common share at September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010

Net income of FedFirst Financial Corporation	$290	$295	$804	$964
Weighted-average shares outstanding:
Basic	2,912,853	2,902,104	2,909,045	2,893,437
Effect of dilutive stock options and restrictive stock awards	9,199	—	8,967	—
Diluted	2,922,052	2,902,104	2,918,012	2,893,437

Earnings per share:
Basic and diluted	$0.10	$0.10	$0.28	$0.33

The dilutive effect on average shares outstanding is the result of stock options outstanding. At September 30, 2011 and September 30, 2010, options to purchase 104,334 and 98,961 shares of common stock, respectively, at a weighted average exercise price of $19.53 and $19.13 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Note 8.  Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of September 30, 2011 and December 31, 2010 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to September 30, 2011 and December 31, 2010 may be different than the amounts reported at each period end.

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

At September 30, 2011, Level 3 includes 10 securities with a fair value of $1.5 million. This balance is comprised of seven odd-lot mortgage-backed securities at $34,000 and three corporate debt securities at $1.4 million, which are pooled trust preferred insurance company term obligations. The mortgage-backed securities, which were AAA rated at purchase, do not have an active market due to their size and nature and as such the Company has used an alternative method to determine the fair value of these securities. The fair value has been determined using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions. The corporate debt securities, which were rated A at purchase and are currently rated below investment grade, could not be priced using quoted market prices, observable market activity or comparable trades, and the financial market was considered not active. The trust preferred market has been severely impacted by the lack of liquidity in the credit markets and concern over the financial services industry. Fair values for trust preferred securities were obtained from pricing sources with reasonable pricing transparency, taking into account other unobservable inputs related to the risks for each issuer. The pooled trust preferred corporate term obligations owned are collateralized by the trust preferred securities of insurance companies in the United States. There has been little or no active trading in these securities; therefore it was more appropriate to determine fair value using a discounted cash flow analysis. Determining the appropriate discount rate for the discounted cash flow analysis combined current and observable market spreads for comparable structured credit products with specific risks identified within each issue. The observable market spreads incorporated both credit and liquidity premiums.

For financial assets measured at fair value on a recurring basis, the following tables set forth the fair value measurements by fair value hierarchy at September 30, 2011.

(Dollars in thousands)	September 30, 2011	December 31, 2010
Significant other observable inputs (Level 2)
Government-sponsored enterprises	$—	$7,614
Municipal bonds	3,760	4,296
Mortgage-backed	26,302	33,951
REMICs	27,883	31,565
Equities	4	4
Total significant other observerable inputs (Level 2)	57,949	77,430

Significant unobservable inputs (Level 3)
Mortgage-backed	34	38
Corporate debt	1,422	1,240
Total significant unobservable inputs (Level 3)	1,456	1,278

Total securities	$59,405	$78,708

Significant
Unobservable Inputs
(Dollars in thousands)	(Level 3)
December 31, 2010	$1,278
Total unrealized gains	183
Paydowns and maturities	(5)
September 30, 2011	$1,456

(Dollars in thousands)	September 30, 2011	December 31, 2010
The amount of total unrealized gains (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains (losses) relating to assets still held at period end	$183	$(836)

The fair value of Level 2 securities at September 30, 2011 decreased $19.5 million to $57.9 million compared to $77.4 million at December 31, 2010. The decrease in fair value was primarily due to $17.7 million of calls and paydowns and $2.0 million of sales of mortgage backed securities. There were no transfers in or transfers out of Level 2 securities.

For financial assets measured at fair value on a nonrecurring basis, the following table sets forth the fair value measurements by fair value hierarchy (dollars in thousands):

Level 2	September 30, 2011	December 31, 2010
Impaired loans	$3,315	$995
Real estate owned	393	426

Certain impaired loans over $250,000 are individually reviewed to determine the amount of each loan that may be at risk of noncollection. When repayment is expected solely from the collateral, the impaired loans are reported at the fair value of the underlying collateral using Level 2 inputs based on property appraisals or financial statements. The fair value of real estate owned was estimated using Level 2 inputs based on property appraisals less any projected selling costs.

The following presents the fair value of financial instruments. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be sustained by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. In addition, the following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010.

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

The following table sets forth the carrying amount and estimated fair value of financial instruments (dollars in thousands).

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$9,690	$9,690	$9,320	$9,320
Securities	59,405	59,405	78,708	78,708
Loans, net	245,771	255,732	230,055	236,463
FHLB stock	5,621	5,621	6,556	6,556
Accrued interest receivable	1,294	1,294	1,365	1,365

Financial liabilities:
Deposits	223,311	225,376	203,562	205,204
Borrowings	50,632	53,687	76,893	79,764
Accrued interest payable	425	425	598	598

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

Following is a table of selected financial data for the Company’s subsidiaries and consolidated results for the dates indicated (dollars in thousands).

	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated

September 30, 2011
Assets	$342,300	$977	$59,696	$(60,645)	$342,328
Liabilities	295,393	387	24	(13,198)	282,606
Stockholders’ equity	46,907	590	59,672	(47,447)	59,722

December 31, 2010
Assets	$343,469	$1,422	$58,695	$(60,513)	$343,073
Liabilities	297,977	667	192	(14,350)	284,486
Stockholders’ equity	45,492	755	58,503	(46,163)	58,587

Three Months Ended September 30, 2011
Total interest income	$3,903	$1	$26	$(26)	$3,904
Total interest expense	1,225	—	—	(26)	1,199
Net interest income	2,678	1	26	—	2,705
Provision for loan losses	325	—	—	—	325
Net interest income after provision for loan losses	2,353	1	26	—	2,380
Noninterest income	245	482	—	—	727
Noninterest expense	2,123	510	56	—	2,689
Undistributed net (loss) gain of subsidiary	(22)	—	310	(288)	—
Income (loss) before income tax expense (benefit) and noncontrolling interest in net income (loss) of consolidated subsidiary	453	(27)	280	(288)	418
Income tax expense (benefit)	148	(5)	(10)	—	133
Net income (loss) before noncontrolling interest in net loss of consolidated subsidiary	305	(22)	290	(288)	285
Less: Noncontrolling interest in net loss of consolidated subsidiary	(5)	—	—	—	(5)
Net income (loss)	$310	$(22)	$290	$(288)	$290

Nine Months Ended September 30, 2011
Total interest income	$11,746	$3	$77	$(77)	$11,749
Total interest expense	3,876	—	—	(77)	3,799
Net interest income	7,870	3	77	—	7,950
Provision for loan losses	775	—	—	—	775
Net interest income after provision for loan losses	7,095	3	77	—	7,175
Noninterest income	651	1,665	1	—	2,317
Noninterest expense	6,565	1,446	222	—	8,233
Undistributed net gain of subsidiary	116	—	899	(1,015)	—
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	1,297	222	755	(1,015)	1,259
Income tax expense (benefit)	375	106	(49)	—	432
Net income before noncontrolling interest in net income of consolidated subsidiary	922	116	804	(1,015)	827
Less: Noncontrolling interest in net income of consolidated subsidiary	23	—	—	—	23
Net income	$899	$116	$804	$(1,015)	$804

(Dollars in thousands)	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated
Three Months Ended September 30, 2010
Total interest income	$4,176	$2	$28	$(28)	$4,178
Total interest expense	1,645	—	—	(28)	1,617
Net interest income	2,531	2	28	—	2,561
Provision for loan losses	200	—	—	—	200
Net interest income after provision for loan losses	2,331	2	28	—	2,361
Noninterest income	176	496	—	—	672
Noninterest expense	2,070	462	51	—	2,583
Undistributed net gain of subsidiary	17	—	310	(327)	—
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	454	36	287	(327)	450
Income tax expense (benefit)	141	19	(8)	—	152
Net income before noncontrolling interest in net income of consolidated subsidiary	313	17	295	(327)	298
Less: Noncontrolling interest in net income of consolidated subsidiary	3	—	—	—	3
Net income	$310	$17	$295	$(327)	$295

Nine Months Ended September 30, 2010
Total interest income	$12,769	$6	$83	$(83)	$12,775
Total interest expense	5,363	—	—	(83)	5,280
Net interest income	7,406	6	83	—	7,495
Provision for loan losses	600	—	—	—	600
Net interest income after provision for loan losses	6,806	6	83	—	6,895
Noninterest income	590	1,790	—	—	2,380
Noninterest expense	6,195	1,353	157	—	7,705
Undistributed net gain of subsidiary	248	—	1,013	(1,261)	—
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	1,449	443	939	(1,261)	1,570
Income tax expense (benefit)	387	195	(25)	—	557
Net income before noncontrolling interest in net income of consolidated subsidiary	1,062	248	964	(1,261)	1,013
Less: Noncontrolling interest in net income of consolidated subsidiary	49	—	—	—	49
Net income	$1,013	$248	$964	$(1,261)	$964

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

On September 27, 2011, five nonemployee directors and five executive officers of the Company were awarded an aggregate of 40,500 options to purchase shares of common stock. The awards vest over five years at the rate of 20% per year and the stock options have a 10 year contractual life from the date of grant. The Company’s common stock closed at $13.10 per share on September 27, 2011, which is the exercise price of the options granted on that date. The estimated value of the stock options was $132,000, before the impact of income taxes. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on September 27, 2011 was $3.27 using the following Black-Scholes-Merton option pricing model assumptions: expected life of seven years, expected dividend rate of 0.69%, risk-free interest rate of 1.02% and an expected volatility of 24.4%, based on historical results.

The Company recognizes expense associated with the awards over the five-year vesting period in accordance with ASC 718 Compensation - Stock Compensation and ASC 505-50 Equity-Based Payments to Non-Employees. Compensation expense was $40,000 for the three months ended September 30, 2011 compared to $72,000 for the three months ended September 30, 2010. For the nine months ended September 30, 2011, compensation expense was $187,000 compared to $221,000 for the nine months ended September 30, 2010. As of September 30, 2011, there was $344,000 of total unrecognized compensation cost related to nonvested stock-based compensation compared to $282,000 at December 31, 2010. The compensation expense at September 30, 2011 is expected to be recognized ratably over the weighted average remaining service period of 3.98 years.

	Stock Options
		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Remaining
Stock-Based Compensation	Shares	Price	Term
Outstanding at January 1, 2011	98,936	$19.13	6.06
Granted	53,000	13.64
Exercised or converted	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2011	151,936	$17.21	6.92

Exercisable at September 30, 2011	87,914	$20.06	5.09

	Stock Options		Restricted Stock Awards
	Number of	Fair-Value	Number of	Fair-Value
	Shares	Price	Shares	Price
Nonvested at January 1, 2011	30,812	$5.86	13,201	$16.81
Granted	53,000	3.24	5,000	15.38
Vested	19,790	6.31	8,569	19.24
Forfeited	—	—	—	—
Nonvested at September 30, 2011	64,022	$3.55	9,632	$13.90

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

First Federal Savings Bank operates as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans as well as a variety of deposit products for individuals and businesses from eight locations in southwestern Pennsylvania. The Bank closed its Park Centre office on October 21, 2011. First Federal conducts insurance brokerage activities through Exchange Underwriters, Inc.

Our website address is www.firstfederal-savings.com. Information on our website should not be considered a part of this Form 10-Q.

Balance Sheet Analysis

Assets.  Total assets at September 30, 2011 were $342.3 million, a decrease of $745,000, or 0.2%, from total assets of $343.1 million at December 31, 2010.

Securities available-for-sale decreased $19.3 million, or 24.5%, to $59.4 million at September 30, 2011 compared to $78.7 million at December 31, 2010. The decrease was primarily the result of $17.7 million of calls and paydowns, including $7.6 million of calls on Government Sponsored Enterprise securities and a $635,000 partial call of a municipal bond. Other securities-related activity included the sales of $2.0 million of mortgage-backed securities. In addition, the securities portfolio reflects an unrealized gain of $537,000 at September 30, 2011 compared to an unrealized loss of $210,000 at December 31, 2010.

Loans, net, increased $15.7 million, or 6.8%, to $245.8 million at September 30, 2011 compared to $230.1 million at December 31, 2010  primarily due to an  increase of $9.1 million in multi-family loans, $6.2 million in home equity loans, and $3.0 million in commercial business loans, partially offset by a decrease of $4.1 million in residential mortgage loans

Other assets increased $3.8 million to $6.1 million at September 30, 2011 compared to $2.3 million at December 31, 2010 primarily due to the purchase of $4.8 million in securities that have not settled which included a $2.8 million municipal bond and a $2.0 million GSE.

Liabilities.  Total liabilities at September 30, 2011 were $282.6 million, compared to $284.5 million at December 31, 2010, a decrease of $1.9 million, or 0.7%.

Total deposits increased $19.7 million, or 9.7%, to $223.3 million at September 30, 2011 compared to $203.6 million at December 31, 2010. Certificates of deposit increased $11.2 million, primarily due to a 13 month certificates of deposit promotion offered in the second quarter. In addition, noninterest-bearing demand deposits increased $4.3 million, money market accounts increased $2.0 million, and savings accounts increased $1.3 million.

Borrowings decreased $26.3 million, or 34.2%, to $50.6 million at September 30, 2011 compared to $76.9 million at December 31, 2010 primarily due to the maturity of $17.5 million of long-term borrowings and $4.2 million of short-term borrowings. Funds generated through deposit growth were used to reduce borrowings.

Other liabilities increased $5.1 million to $8.0 million at September 30, 2011 compared to $3.0 million at December 31, 2010 primarily due to the purchase of $4.8 million in securities that had not settled at the end of the quarter.

Stockholders’ Equity.  Stockholders’ equity was $59.7 million at September 30, 2011, an increase of $1.1 million from December 31, 2010. Stockholders’ equity increased primarily as a result of $804,000 in net income for the nine months ended September 30, 2011 and a $454,000 increase in the fair value of the securities portfolio, net of tax. The increase was partially offset by $262,000 of dividends paid to stockholders.

Results of Operations for the Three Months Ended September 30, 2011 and 2010

Overview.  The Company had net income of $290,000 for the three months ended September 30, 2011, compared to $295,000 for the same period in 2010.

	Three Months Ended
	September 30,
(Dollars in thousands)	2011	2010
Net income of FedFirst Financial Corporation	$290	$295
Return on average assets	0.34%	0.34%
Return on average equity	1.89	2.55
Average equity to average assets	17.85	13.24

Net Interest Income.  Net interest income for the three months ended September 30, 2011 increased $144,000 to $2.7 million compared to $2.6 million for the three months ended September 30, 2010. Net interest margin was 3.41% for the three months ended September 30, 2011 compared to 3.24% for the three months ended September 30, 2010. The improvement in net interest margin is primarily attributable to a funding shift on the Company’s balance sheet whereby a reduction in borrowings resulted in a $303,000 decrease in borrowings expense and, despite an increase in overall deposits, interest rate reductions on deposits resulted in a $115,000 decrease in deposits expense that together more than offset the decline in interest income from securities and loans.

Interest income decreased $274,000, or 6.6%, to $3.9 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to a decrease of 35 basis points in yield on interest-earning assets. Interest income on securities decreased $229,000 due to a decrease of 114 basis points in yield, primarily due to paydowns and sales of higher yielding mortgage-backed and REMIC securities, which were reinvested in lower yielding securities with shorter durations. Interest income on loans decreased $40,000 due to a decrease of 27 basis points in yield, which was primarily driven by payoffs and paydowns of higher yielding residential real estate and home equity loans that were replaced by originations at lower yields. The decrease in yield on loans was partially offset by an $8.7 million increase in the average balance, primarily in multifamily, home equity, and commercial business loans.

Interest expense decreased $418,000, or 25.9%, to $1.2 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to a decrease of $22.2 million in the average balance and 45 basis points in cost of interest-bearing liabilities. Interest expense on borrowings decreased $303,000 due to a decrease of $32.8 million in the average balance, as funds generated from deposit growth were used to reduce borrowings. Interest expense on deposits decreased $115,000 due to a decrease of 31 basis points in cost, primarily related to the repricing of maturing certificates of deposit and money market accounts at lower rates, partially offset by an increase of $10.6 million in the average balance, primarily in certificates of deposit and money market accounts.

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

	Three Months Ended September 30,
		2011			2010
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$242,434	$3,298	5.44%	$233,690	$3,338	5.71%
Securities (3)	65,216	603	3.70	68,722	832	4.84
Other interest-earning assets	9,346	3	0.13	14,002	8	0.23
Total interest-earning assets	316,996	3,904	4.93	316,414	4,178	5.28
Noninterest-earning assets	26,610			32,936
Total assets	$343,606			$349,350

Liabilities and Stockholders’ equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$14,040	9	0.26%	$13,676	9	0.26%
Savings accounts	22,930	26	0.45	22,417	28	0.50
Money market accounts	61,743	114	0.74	60,573	155	1.02
Certificates of deposit	104,809	546	2.08	96,269	618	2.57
Total interest-bearing deposits	203,522	695	1.37	192,935	810	1.68

Borrowings	53,251	504	3.79	86,048	807	3.75
Total interest-bearing liabilities	256,773	1,199	1.87	278,983	1,617	2.32

Noninterest-bearing liabilities	25,497			24,128
Total liabilities	282,270			303,111

Stockholders’ equity	61,336			46,239
Total liabilities and stockholders’ equity	$343,606			$349,350

Net interest income		$2,705			$2,561

Interest rate spread			3.06%			2.96%
Net interest margin			3.41			3.24
Average interest-earning assets to average interest-bearing liabilities			123.45%			113.42%

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

	Three Months Ended September 30, 2011
	Compared To
	Three Months Ended September 30, 2010
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$121	$(161)	$(40)
Securities	(41)	(188)	(229)
Other interest-earning assets	(2)	(3)	(5)
Total interest-earning assets	78	(352)	(274)

Interest expense:
Deposits	42	(157)	(115)
Borrowings	(312)	9	(303)
Total interest-bearing liablities	(270)	(148)	(418)
Change in net interest income	$348	$(204)	$144

Provision for Loan Losses.  The provision for loan losses was $325,000 for the three months ended September 30, 2011 compared to $200,000 for the three months ended September 30, 2010. The provision for loan losses was determined based on our evaluation of the loan portfolio, which considers several components to determine adequacy including, but not limited to, the quantitative and qualitative attributes of the portfolio. In the current period, the primary driver of the provision was loan growth as well as adjustments to the qualitative factors used in determining the necessary allowance for loan losses. Net charge-offs were $200,000 for the three months ended September 30, 2011 compared to $230,000 for the three months ended September 30, 2010. Charge-offs in both periods were composed primarily of purchased residential mortgage loans.

Noninterest Income.  Noninterest income increased $55,000, or 8.2%, to $727,000 for the three months ended September 30, 2011 compared to $672,000 for the three months ended September 30, 2010. Fees and service charges increased $41,000 primarily due to a prepayment penalty received on a commercial real estate loan in the current period. In addition, the prior period included a loss on the sale of real estate owned properties of $34,000.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Three Months Ended
	September 30,
(Dollars in thousands)	2011	2010
Compensation and employee benefits	$1,559	$1,463
Occupancy	370	353
FDIC insurance premiums	52	99
Data processing	140	121
Professional services	194	184
Advertising	24	26
Stationary, printing and supplies	23	27
Telephone	13	12
Postage	34	34
Correspondent bank fees	35	45
Real estate owned expense	34	23
Amortization of intangibles	27	27
All other	184	169
Total noninterest expense	$2,689	$2,583

Noninterest expense increased $106,000, or 4.1%, to $2.7 million for the three months ended September 30, 2011 compared to $2.6 million for the three months ended September 30, 2010. Compensation expense increased $96,000 primarily due to the Company’s supplemental executive retirement plan, which was impacted by lower interest rates, partially offset by a decrease in stock-based compensation expense due to the final vesting of 2006 restricted stock awards and options. In addition, data processing expense increased $19,000 primarily due to the utilization of additional services from the Company’s core banking service provider. Occupancy expense increased $17,000 primarily due to costs associated with the acquisition of an office building for the Company’s insurance subsidiary, Exchange Underwriters, Inc. This was partially offset by a $47,000 decrease in insurance premiums due to the Federal Deposit Insurance Corporation’s revised assessment methodology implemented in the current year.

Income Tax Expense.  Income tax expense for the three months ended September 30, 2011 decreased to $133,000 compared to $152,000 for the same period in 2010 primarily due to a $32,000 decrease in income before income tax expense.

Results of Operations for the Nine Months Ended September 30, 2011 and 2010

Overview.  The Company had net income of $804,000 for the nine months ended September 30, 2011 compared to $964,000 for the nine months ended September 30, 2010.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2011	2010
Net income of FedFirst Financial Corporation	$804	$964
Return on average assets	0.31%	0.37%
Return on average equity	1.78	2.90
Average equity to average assets	17.49	12.63

Net Interest Income. Net interest income for the nine months ended September 30, 2011 increased $455,000 to $8.0 million compared to $7.5 million for the nine months ended September 30, 2010. Net interest margin was 3.33% for the nine months ended September 30, 2011 compared to 3.11% for the nine months ended September 30, 2010. The improvement in net interest margin is primarily attributable to a funding shift on the Company’s balance sheet whereby a reduction in borrowings resulted in a $1.0 million decrease in borrowings expense and, despite an increase in overall deposits, interest rate reductions on deposits resulted in a $455,000 decrease in deposits expense that together more than offset the decline in interest income from securities and loans.

Interest income decreased $1.0 million, or 8.0%, to $11.7 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Interest income on securities decreased $692,000 due to a decrease of $3.7 million in the average balance and 106 basis points in yield, primarily due to paydowns and sales of higher yielding mortgage-backed and REMIC securities, which were reinvested in lower yielding securities with shorter durations. Interest income on loans decreased $325,000 due to a decrease of 27 basis points in yield, which was primarily driven by payoffs and paydowns of higher yielding residential real estate and home equity loans that were replaced by originations at lower yields.

Interest expense decreased $1.5 million, or 28.0%, to $3.8 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to a decrease of $24.1 million in the average balance and 52 basis points in cost of interest-bearing liabilities. Interest expense on borrowings decreased $1.0 million due to a decrease of $35.0 million in the average balance as deposit growth and funds from the completion of the stock offering were used to reduce borrowings. Interest expense on deposits decreased $455,000  due to a decrease of 41 basis points in cost, primarily related to the repricing of maturing certificates of deposit and money market accounts at lower rates, partially offset by an increase of $10.9 million in the average balance, primarily in certificates of deposit and money market accounts.

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

	Nine Months Ended September 30,
		2011			2010
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$238,184	$9,788	5.48%	$234,488	$10,113	5.75%
Securities (3)	69,821	1,953	3.73	73,550	2,645	4.79
Other interest-earning assets	9,909	8	0.11	13,122	17	0.17
Total interest-earning assets	317,914	11,749	4.93	321,160	12,775	5.30
Noninterest-earning assets	26,174			29,910
Total assets	$344,088			$351,070

Liabilities and Stockholders’ equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$13,752	26	0.25%	$13,895	30	0.29%
Savings accounts	22,457	81	0.48	22,239	83	0.50
Money market accounts	61,432	378	0.82	58,773	528	1.20
Certificates of deposit	101,947	1,644	2.15	93,792	1,943	2.76
Total interest-bearing deposits	199,588	2,129	1.42	188,699	2,584	1.83

Borrowings	60,833	1,670	3.66	95,833	2,696	3.75
Total interest-bearing liabilities	260,421	3,799	1.95	284,532	5,280	2.47

Noninterest-bearing liabilities	23,482			22,210
Total liabilities	283,903			306,742

Stockholders’ equity:	60,185			44,328
Total liabilities and stockholders’ equity	$344,088			$351,070

Net interest income		$7,950			$7,495

Interest rate spread			2.98%			2.83%
Net interest margin			3.33			3.11
Average interest-earning assets to average interest-bearing liabilities			122.08%			112.87%

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

	Nine Months Ended September 30, 2011
	Compared To
	Nine Months Ended September 30, 2010
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$155	$(480)	$(325)
Securities	(131)	(561)	(692)
Other interest-earning assets	(4)	(5)	(9)
Total interest-earning assets	20	(1,046)	(1,026)

Interest expense:
Deposits	142	(597)	(455)
Borrowings	(962)	(64)	(1,026)
Total interest-bearing liablities	(820)	(661)	(1,481)
Change in net interest income	$840	$(385)	$455

Provision for Loan Losses.  The provision for loan losses was $775,000 for the nine months ended September 30, 2011 compared to $600,000 for the nine months ended September 30, 2010. The provision for loan losses was determined based on our evaluation of the loan portfolio, which considers several components to determine adequacy including, but not limited to, the quantitative and qualitative attributes of the portfolio. In the current period, the primary driver of the provision was loan growth as well as adjustments to the qualitative factors used in determining the necessary allowance for loan losses. Net charge-offs were $480,000 for the nine months ended September 30, 2011 and were composed primarily of purchased residential mortgage loans.  In comparison, net charge-offs were $437,000 for the nine months ended September 30, 2010 and were composed primarily of residential mortgage loans and home equity loans.

Noninterest Income.  Noninterest income decreased $63,000, or 2.6%, to $2.3 million for the nine months ended September 30, 2011 compared to $2.4 million for the nine months ended September 30, 2010. Insurance commission decreased $125,000 primarily due to a decrease in contingency fee income on insurance policies. This was partially offset by a $41,000 increase in fees and service charges primarily due to a prepayment penalty received on a commercial real estate loan in the current period.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2011	2010
Compensation and employee benefits	$4,763	$4,400
Occupancy	1,105	1,069
FDIC insurance premiums	209	283
Data processing	392	360
Professional services	597	501
Advertising	113	105
Stationary, printing and supplies	73	88
Telephone	38	37
Postage	115	110
Correspondent bank fees	112	131
Real estate owned expense	74	25
Amortization of intangibles	82	83
All other	560	513
Total noninterest expense	$8,233	$7,705

Noninterest expense increased $528,000, or 6.9%, to $8.2 million for the nine months ended September 30, 2011 compared to $7.7 million for the nine months ended September 30, 2010. The change was primarily due to an increase of $363,000 in compensation expense related to the Company’s supplemental executive retirement plan, which was impacted by lower interest rates. Professional services expense increased $96,000 primarily due to costs associated with a branch facilities assessment, the annual meeting of stockholders, and fees related to the implementation of XBRL reporting requirements. In addition, real estate owned expenses increased $49,000 as a result of additional declines in property values. This was partially offset by a $74,000 decrease in insurance premiums due to the Federal Deposit Insurance Corporation’s revised assessment methodology implemented in the current year.

Income Tax Expense.  Income tax expense for the nine months ended September 30, 2011 decreased to $432,000 compared to $557,000 for the same period in 2010 primarily due to a $311,000 decrease in net income before income tax expense.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2011, cash and cash equivalents totaled $9.7 million. At September 30, 2011, securities classified as available-for-sale totaled $59.4 million, which provides an additional source of liquidity. In addition, at September 30, 2011, the maximum remaining borrowing capacity at the FHLB of Pittsburgh was approximately $124.7 million. The Bank also has the ability to borrow $2.6 million from the Federal Reserve based upon eligible collateral. At September 30, 2011 and December 31, 2010, the Bank had no borrowings with the Federal Reserve.

Certificates of deposit due within one year of September 30, 2011 totaled $62.0 million, or 58.9% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and borrowings. We believe, however, based on past experience that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table summarizes the Company’s commitments at the date indicated.

September 30,
(Dollars in thousands)	2011
Loans in process	$6,892
Unused revolving lines of credit	3,238
Unused commercial business lines of credit	8,537
Consumer commitments	547
Commercial commitments	1,622
Purchases of securities available-for-sale, not settled	4,790
Total commitments outstanding	$25,626

In the third quarter of 2011, the Bank made a $2.1 million commercial construction loan to an affiliate of a director of the Company of which $277,000 was disbursed and the remaining $1.8 million is included as loans in process as of September 30, 2011. In addition, subsequent to September 30, 2011, the Bank signed a $1.2 million commercial real estate loan commitment with another affiliate of the same director. This loan is expected to be funded in the second quarter of 2012.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2011, we exceeded all of our regulatory capital requirements and are considered “well capitalized” under regulatory guidelines. The following table sets forth the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized (dollars in thousands).

					To Be Well
			For Capital		Capitalized
			Adequacy		Under Prompt
	Actual		Purposes		Corrective Action
September 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$47,674	24.86%	$15,342	8.00%	$19,177	10.00%
Tier 1 capital (to risk weighted assets)	45,268	23.61	7,671	4.00	11,506	6.00
Tier 1 capital (to adjusted total assets)	45,268	13.28	13,632	4.00	17,040	5.00
Tangible capital (to tangible assets)	45,268	13.28	5,112	1.50	N/A	N/A

December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$46,565	25.44%	$14,641	8.00%	$18,302	10.00%
Tier 1 capital (to risk weighted assets)	44,277	24.19	7,321	4.00	10,981	6.00
Tier 1 capital (to adjusted total assets)	44,277	12.95	13,681	4.00	17,102	5.00
Tangible capital (to tangible assets)	44,277	12.95	5,130	1.50	N/A	N/A

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Act”), on July 21, 2011 the OCC assumed responsibility from the Office of Thrift Supervision (“OTS”) for the ongoing examination, supervision, and regulation of federal savings associations and rulemaking for all savings associations. In addition, the Act transferred OTS functions related to the supervision of savings association holding companies to the Board of Governors of the Federal Reserve System.

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

For the nine months ended September 30, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There has been no change in FedFirst Financial’s internal control over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, FedFirst Financial’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 28, 2011, the Company announced that the Board of Directors had approved a program allowing the Company to repurchase up to 150,000 shares of the Company’s outstanding common stock, which was approximately 5% of outstanding shares. This repurchase program is scheduled to expire on November 2, 2012. As of September 30, 2011, the Company had not repurchased any shares of common stock under this program.

The Company made the following purchases of its common stock during the three months ended September 30, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
July 1-31, 2011	66	$15.00	—	—
August 1-31, 2011	1,593	13.80	—	—
September 1-30, 2011	—	—	—	—
Total	1,659	13.85	—

(1)
In July and August 2011, the Company purchased 1,593 shares that were not made pursuant to a publicly announced program. It was the Company’s obligation to purchase shares from participants in the Company’s Equity Incentive Plan to cover income taxes on vested shares.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  [Removed and Reserved]

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1		Rule 13a-14 (a) / 15d-14 (a) Certification (President and Chief Executive Officer)
31.2		Rule 13a-14 (a) / 15d-14 (a) Certification (Chief Financial Officer)
32.1		Certification of Patrick G. O’Brien pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Jamie L. Prah pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text

* Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDFIRST FINANCIAL CORPORATION
(Registrant)

Date:	November 14, 2011	/s/ Patrick G. O’Brien
Patrick G. O’Brien
President and Chief Executive Officer

Date:	November 14, 2011	/s/ Jamie L. Prah
Jamie L. Prah
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)