Form 10-K
period 2011-12-31
FedFirst Financial Corp
filed 2012-03-21
CIK 1486058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes ☒ No 0

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2011 was approximately $41,202,000.

The number of shares outstanding of the registrant’s common stock as of March 21, 2012 was 2,912,302.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this 10-K.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include the following: interest rate trends; the general economic climate in the market area in which FedFirst Financial Corporation operates, as well as nationwide; FedFirst Financial Corporation’s ability to control costs and expenses; competitive products and pricing; loan delinquency rates; and changes in federal and state legislation and regulation. Additional factors that may affect our results are discussed in this Annual Report on Form 10-K under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. FedFirst Financial Corporation assumes no obligation to update any forward-looking statements.

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

The Bank operates as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans as well as a variety of deposit products for individuals and businesses from eight locations in southwestern Pennsylvania. The Bank conducts insurance brokerage activities through Exchange Underwriters. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), on July 21, 2011 the Office of the Comptroller of the Currency (“OCC”) assumed responsibility from the Office of Thrift Supervision (“OTS”) for the ongoing examination, supervision, and regulation of federal savings associations and rulemaking for all savings associations. In addition, the Dodd-Frank Act transferred OTS functions related to the supervision of savings and loan holding companies to the Board of Governors of the Federal Reserve System.

Our website address is www.firstfederal-savings.com. Information on our website should not be considered a part of this Annual Report on Form 10-K.

Market Area

Our eight banking offices are located in Fayette, Washington and Westmoreland counties, which are located in the southern suburban area of metropolitan Pittsburgh. Generally, our offices are located in small industrial communities that, in the past, relied extensively on the steel industry. Until the mid-1970s, these communities flourished. However, in the past 30 years, the economy of our market area has diminished in direct correlation with the decline in the United States steel industry. With the decline of the steel industry, Fayette, Washington and Westmoreland counties now have smaller and more diversified economies, with employment in services constituting the primary source of employment in all three counties. The largest private-sector employers in our market area are providers of health care services.

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

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and from other financial service companies, such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2011, which is the most recent date for which data is available from the FDIC, we held approximately 0.29% of the deposits in the Pittsburgh metropolitan area. Banks owned by The PNC Financial Services Group, Inc., Citizens Financial Group, Inc. and BNY Mellon also operate in our market area. These institutions, as well as many other banking institutions operating in our market area, are significantly larger than us and, therefore, have significantly greater resources.

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

Interest rates and payments on our adjustable rate mortgage loans generally adjust annually after an initial fixed period that ranges from one to ten years. Interest rates and payments on our adjustable rate loans generally are adjusted to a rate typically equal to 2.75% or 3.00% above the applicable index. We use the one year constant maturity Treasury index for loans that adjust annually and the three year constant maturity Treasury index for loans that adjust every three years. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. Borrower demand for adjustable versus fixed rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed rate mortgage loans and the initial period interest rates and loan fees for adjustable rate loans. The relative amount of fixed and adjustable rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. We currently have a low demand for our adjustable rate mortgage loans. The loan fees charged, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

Prior to 2006, we purchased newly originated, single family, fixed rate mortgage loans to supplement our origination activities. The properties securing the loans are located in 13 states around the country. We underwrote all of the purchased loans to the same standards as loans originated by us. We may purchase additional loans in the future to supplement our origination activities. At December 31, 2011, we had 103 purchased residential loans that totaled $16.3 million. Of these, 40 loans totaling $5.1 million were secured by homes in Michigan and 25 loans totaling $5.1 million were secured by homes in Ohio.

While residential real estate loans are normally originated with up to 30 year terms, such loans may remain outstanding for shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

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

Commercial and Multi-Family Real Estate Loans. We offer a variety of fixed and adjustable rate mortgage loans secured by commercial property and multi-family real estate. These loans generally have terms of ten years with a 20 year amortization and are typically secured by apartment buildings, office buildings, or manufacturing facilities. Loans are secured by first mortgages, and amounts generally do not exceed 80% of the property’s appraised value. In addition to originating these loans, we also purchase and sell participation loans originated with other financial institutions in the region.

Prior to 2006, we purchased newly originated multi-family real estate loans as part of our efforts to increase our loan portfolio. The properties securing the loans are located in six states throughout the country. We sought geographic diversification among the purchased loans so that we would not concentrate exposure to changes in any particular local or regional economy. We underwrote all of the purchased loans to the same standards as loans originated by us. At December 31, 2011, purchased multi-family real estate loans totaled $5.1 million.

At December 31, 2011, our largest multi-family real estate loan was $3.6 million and was secured by a 10 building apartment complex. Our largest commercial real estate loan was a $2.4 million line of credit secured by a commercial property with $1.6 million outstanding. These loans were performing in accordance with their original terms at December 31, 2011.

At December 31, 2011, loan participations at other financial institutions totaled $9.3 million. All of the properties securing these loans are located in the Pittsburgh metropolitan area. Our largest participation loan was $1.3 million.

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

At December 31, 2011, our largest outstanding residential construction loan commitment was for $1.3 million, of which $123,000 had been disbursed. At December 31, 2011, our largest outstanding commercial construction commitment was a $7.3 million participation loan that was originated internally. The Bank has retained a $2.1 million interest in the loan, of which $1.7 million had been disbursed. These loans were performing in accordance with their original terms at December 31, 2011.

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

We also originate commercial leases through a Pittsburgh area machinery and equipment leasing company. These leases are secured by machinery and equipment. At December 31, 2011, we had 15 equipment leases totaling $3.6 million.

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

At December 31, 2011, our largest commercial business loan relationship was a $2.0 million warehouse line of credit, of which $1.7 million was outstanding. This loan was performing in accordance with its original terms at December 31, 2011.

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

We offer home equity installment loans and home equity lines of credit. In 2007, we discontinued offering home equity loans with a maximum loan-to-value ratio greater than 100%. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate. Home equity installment loans have fixed interest rates and terms that range up to 30 years. We also offer secured and unsecured consumer loans that have fixed interest rates and terms that can range from one to 10 years.

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

We have generally required that the properties securing these real estate loans have a debt service coverage ratio (cash flow available to service debt/debt service) of at least 1.25x and a leverage ratio (debt-to-worth) of less than 3.0x. Environmental surveys are obtained for requests greater than $1.0 million or when circumstances suggest the possibility of the presence of hazardous materials.

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

Commercial Business Loans. Commercial business loans are higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. A debt service coverage ratio of at least 1.25x and a leverage ratio of less than 3.0x are also applicable to commercial business loans. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We also maintain allowable advance rates for each collateral type to ensure coverage.

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

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are telephone marketing efforts, existing customers, walk-in traffic, loan brokers, advertising and referrals from customers. We have a relationship with a mortgage broker through which we originate a substantial portion of our residential mortgage loans, and we have a relationship with a commercial leasing company through which we originate commercial equipment leases. We generally originate loans for our portfolio and have not sold any loans in recent years. Prior to 2006, we had purchased loans to supplement our own loan originations.

Loan Approval Procedures and Authority. Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by our board of directors and management. The board of directors has granted certain loan approval authority to a committee of officers. The loan committee approves all residential mortgages, construction loans and consumer loans. All commercial and multi-family loans over $500,000 and loans or extensions of credit to insiders require the approval of the board of directors. All commercial loans up to $500,000 require approval from a committee that includes two executive officers.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15.0% of our unimpaired capital and surplus. At December 31, 2011, our regulatory limit on loans to one borrower was $6.8 million. At that date, our largest lending relationship was a $3.6 million multi-family loan. This loan was performing in accordance with its original terms at December 31, 2011.

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

At December 31, 2011, our investment portfolio consisted of Government-sponsored enterprise securities, municipal bonds, mortgage-backed securities issued primarily by Fannie Mae and Freddie Mac, guaranteed REMIC pass-through certificates, and corporate debt securities.

Our investment objectives are to provide and maintain liquidity, to provide collateral for pledging requirements, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of investment when demand for loans is weak and to generate a favorable return. Our board of directors has the overall responsibility for the investment portfolio, including approval of the investment policy and appointment of the Investment Committee. The Investment Committee consists of four of our executive officers. The Investment Committee is responsible for implementation of the investment policy and monitoring our investment performance. Individual investment transactions are reviewed and ratified by the board of directors on a monthly basis.

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

In March 2009, Exchange Underwriters expanded its operation through the acquisition of the Allsurance Insurance Agency, which is a full-service, independent insurance agency that offers insurance for individuals and small businesses.

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

At December 31, 2011, we did not have any brokered deposits.

Borrowings. We utilize advances from the FHLB and, to a limited extent, repurchase agreements to supplement our supply of investable funds. The Bank also has the ability to borrow from the Federal Reserve based upon eligible collateral. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States or Government-sponsored enterprises), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness.

Personnel

At December 31, 2011, we had 86 full-time equivalent employees, including 17 employees of our insurance agency subsidiary, none of whom is represented by a collective bargaining unit. We believe that our relationship with our employees is good.

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

Name	Position
Patrick G. O’Brien	President and Chief Executive Officer of FedFirst Financial and First Federal Savings Bank

Jamie L. Prah	Senior Vice President—Chief Financial Officer of FedFirst Financial and First Federal Savings Bank and Assistant Corporate Secretary of First Federal Savings.

Richard B. Boyer	Vice President—Insurance Operations of First Federal Savings Bank and President of Exchange Underwriters, Inc.

Henry B. Brown III	Senior Vice President—Chief Lending Officer of First Federal Savings Bank

Geraldine A. Ferrara	Vice President—Manager Branch Service and Sales of First Federal Savings Bank

Jennifer L. George	Senior Vice President—Chief Risk Officer of First Federal Savings Bank and Corporate Secretary of FedFirst Financial and First Federal Savings Bank.

DaCosta Smith, III	Vice President—Manager Human Resources of First Federal Savings Bank and Vice President of FedFirst Financial

Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for at least the last five years unless stated otherwise. Ages presented are as of December 31, 2011.

Jamie L. Prah was appointed as Senior Vice President – Chief Financial Officer of FedFirst Financial and First Federal in September 2011 after previously serving as Vice President—Controller and Treasurer of First Federal since February 2005. In 2010, Mr. Prah was also appointed Assistant Corporate Secretary of First Federal. Age 41.

Henry B. Brown III was appointed as Senior Vice President – Chief Lending Officer in September 2011 after previously serving as Vice President—Manager Production & Credit of First Federal since August 2007. Prior to joining First Federal, Mr. Brown served as Senior Vice President—Treasury Management at WesBanco Bank, Inc. from May 2005 to August 2007. Age 60.

Geraldine A. Ferrara was appointed as Vice President – Manager Branch Services and Sales in August 2006 after previously serving as Vice President—Consumer Sales Manager since October 2005. Prior to working with First Federal, Ms. Ferrara served as Vice President—Market Manager at PNC Bank from June 2004 to October 2005. Age 60.

Jennifer L. George was appointed as Senior Vice President – Chief Risk Officer in September 2011 after previously serving as Vice President—Bank Operations since July 2007. Ms. George joined First Federal in January 2006 as Assistant Controller. In 2010, Ms. George was also appointed Corporate Secretary of FedFirst Financial and First Federal. Prior to working with First Federal, Ms. George served as Accounts Payable Manager with Del Monte Foods from April 2005 to December 2005. Age 40.

DaCosta Smith, III has served as the Vice President—Manager Human Resources for First Federal since 1992. Age 56.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, FedFirst Financial is required by federal law to report to, and otherwise comply with the rules and regulations of, the Federal Reserve Board (“FRB”). The Bank, as an insured federal savings association, is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), as the insurer of its deposits.

The Bank is a member of the FHLB System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition and obtain regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings associations. The OCC and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OCC, the FRB, the FDIC or Congress, could have a material adverse impact on FedFirst Financial, the Bank and their operations.

The Dodd-Frank Act, enacted in 2010, makes extensive changes in the regulation and supervision of federal savings institutions like the Bank. Under the Dodd-Frank Act, the OTS was eliminated, and responsibility for the supervision and regulation of federal savings banks was transferred to the OCC, the agency that regulates national banks. The OCC assumed primary responsibility for examining the Bank and implementing and enforcing many of the laws and regulations applicable to federal savings institutions. At the same time, the responsibility for supervising and regulating savings and loan holding companies, such as FedFirst Financial, was transferred to the FRB. In addition, the Dodd-Frank Act created a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the FRB, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators. However, institutions of $10 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and subject to the enforcement authority of, their primary federal regulator rather than the Consumer Financial Protection Bureau.

Certain regulatory requirements applicable to the Bank and to FedFirst Financial are referred to below or elsewhere herein. The summary of statutory provisions and regulations applicable to savings associations and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on the Bank and FedFirst Financial and is qualified in its entirety by reference to the actual laws and regulations.

Holding Company Regulation

Activities Restrictions. FedFirst Financial is a unitary savings and loan holding company within the meaning of federal law. As a unitary savings and loan holding company that was in existence prior to May 4, 1999, FedFirst Financial is generally not restricted as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender. See “Federal Savings Association Regulation - QTL Test.” No company may acquire control of a savings association unless that company engages only in the financial activities permitted for financial holding companies under the law (which includes those permitted for bank holding companies) or for multiple savings and loan holding companies as described below. Upon any non-supervisory acquisition by FedFirst Financial of another savings association or savings bank that meets the qualified thrift lender test and is deemed to be a savings association by the OCC, FedFirst Financial would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies, subject to the prior approval of the FRB, and certain activities authorized by FRB regulation. In addition, FedFirst Financial may also engage in activities permitted for financial holding companies under certain conditions, including the filing of an election to be treated as a financial holding company with the FRB.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company, without prior written approval of the FRB and from acquiring or retaining control of a depository institution that is not insured by the FDIC.

The FRB may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. There is a five-year transition period before the capital requirements will apply to savings and loan holding companies. Instruments such as cumulative preferred stock and trust preferred securities will not be includable as Tier 1 capital, except that instruments issued before May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions, which will require holding companies to provide capital and other support to their subsidiary institutions in times of financial distress.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Acquisition of FedFirst Financial. Under the Federal Change in Control Act, a notice must be submitted to the FRB if any person (including a company or savings association), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of FedFirst Financial’s outstanding voting stock, unless the FRB has found that the acquisition will not result in control of FedFirst Financial. A change in control definitively occurs upon the acquisition of 25% or more of FedFirst Financial’s outstanding voting stock. Under the Change in Control Act, the FRB generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Association Regulation

Business Activities. The activities of federal savings associations are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings associations may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

The Dodd-Frank Act authorized the payment of interest on commercial checking accounts, effective July 21, 2011.

Capital Requirements. Federal savings associations must meet three minimum capital standards: a 1.5% tangible capital to total assets ratio; a 4% tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OCC capital regulation based on the risks believed inherent in the type of asset. The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2011, the Bank met each of its capital requirements.

Prompt Corrective Regulatory Action. The OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Assessment rates currently range from seven to 77.5 basis points. As required by the Dodd-Frank Act, the FDIC has revised its procedures to base its assessments upon total assets less tangible equity instead of deposits. The FDIC may adjust the scale uniformly, except that no adjustment can deviate more than three basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which included an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000. That coverage was made permanent by the Dodd-Frank Act. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Bank opted to participate in the unlimited noninterest-bearing transaction account coverage and the Bank and FedFirst Financial opted not to participate in the unsecured debt guarantee program. The Dodd-Frank Act extended the unlimited coverage for certain noninterest-bearing transaction accounts from January 1, 2011 until December 31, 2012 without the opportunity for opt out.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions, including dividend limitations. The Dodd-Frank Act made noncompliance with the qualified thrift lender test subject to agency enforcement action as a violation of law. As of December 31, 2011, the Bank maintained 84.3% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. FRB and OCC regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, a notice must be filed with the FRB 30 days prior to declaring a dividend, with a notice to the OCC. The FRB may disapprove a dividend notice if the proposed dividend raises safety and soundness concerns, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. In the event the Bank’s capital fell below its regulatory requirements or the OCC notified it that it was in need of increased supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the FRB could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the FRB determines that such distribution would constitute an unsafe or unsound practice.

Transactions with Related Parties. The Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with the Bank, including FedFirst Financial and its other subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by FedFirst Financial to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control is limited. The laws limit both the individual and aggregate amount of loans that the Bank may make to insiders based, in part, on the Bank’s capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

Enforcement. The OCC has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OCC that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

FHLB System

The Bank is a member of the FHLB System, which consists of twelve (12) regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB. The Bank was in compliance with this requirement with an investment in FHLB of Pittsburgh stock at December 31, 2011 of $5.3 million.

The Federal Home Loan Banks have been required to provide funds for the resolution of insolvent thrifts in the late 1980s and contribute funds for affordable housing programs. These and similar requirements, or general economic conditions, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank’s net interest income would likely also be reduced.

Federal Reserve System

The FRB regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). For 2011, the regulations provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio was assessed on net transaction accounts up to and including $58.8 million; a 10% reserve ratio was applied above $58.8 million. The first $10.7 million of otherwise reservable balances were exempted from the reserve requirements. These amounts are adjusted annually and, for 2012, require a 3% ratio for up to $71.0 million and an exemption of $11.5 million. The Bank complies with the foregoing requirements.

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly, our reserve for bad debts, discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2007. For its 2011 fiscal year, FedFirst Financial’s maximum federal income tax rate was 34%.

FedFirst Financial and the Bank have entered into a tax allocation agreement. Because FedFirst Financial owns 100% of the issued and outstanding capital stock of the Bank, FedFirst Financial and the Bank are members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group FedFirst Financial is the common parent corporation. As a result of this affiliation, The Bank may be included in the filing of a consolidated federal income tax return with FedFirst Financial and, if a decision to file a consolidated tax return is made, the parties agree to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal income tax return.

Bad Debt Reserves. For fiscal years beginning before 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $2.5 million of FedFirst Financial’s accumulated bad debt reserves would not be recaptured into taxable income unless the Bank makes a “non-dividend distribution” to FedFirst Financial as described below.

Distributions. If the Bank makes “non-dividend distributions” to FedFirst Financial, the distributions will be considered to have been made from the Bank’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from the Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank’s current or accumulated earnings and profits will not be so included in the Bank’s taxable income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if the Bank makes a non-dividend distribution to FedFirst Financial, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

FedFirst Financial and its non-thrift Pennsylvania subsidiaries are subject to the Pennsylvania Corporation Net Income Tax and Capital Stock and Franchise Tax. The state Corporate Net Income Tax rate for fiscal years ended 2011, 2010 and 2009 was 9.99% and was imposed on FedFirst Financial’s and its non-thrift subsidiaries’ unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 0.289% of a corporation’s capital stock value, which is determined in accordance with a fixed formula. In addition, the Pennsylvania mutual thrifts institutions tax is imposed at the rate of 11.5% on savings institutions, savings banks, and savings and loan associations conducting business in Pennsylvania. The mutual thrift institutions tax applies to the net earnings or income received or accrued from all sources during the tax year. In 2011 and 2010, no mutual thrift institutions tax was paid due to the utilization of state net operating loss carryforwards. There are no remaining state net operating loss carryforwards as of December 31, 2011.

ITEM 1A.	RISK FACTORS

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Concerns over the United States’ credit rating (which was downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Our emphasis on residential mortgage loans exposes us to a risk of loss due to a decline in property values.

At December 31, 2011, $133.9 million, or 52.4%, of our loan portfolio consisted of residential mortgage loans, and $38.4 million, or 15.1%, of our loan portfolio consisted of home equity loans. We currently originate home equity lines of credit with maximum combined loan-to-value ratios of up to 100%. Until 2007, such loans were offered with combined loan-to-value ratios of up to 125%. Recent declines in the housing market have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized—particularly those home equity loans that were originated with combined loan-to-value ratios in excess of 100% – which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral.

Commercial lending may expose us to increased lending risks.

At December 31, 2011, $77.3 million, or 30.3%, of our loan portfolio consisted of commercial and multi-family real estate loans, commercial construction loans and commercial business loans. Commercial lending is an important part of our business strategy, and we expect this portion of our loan portfolio to continue to grow. Commercial loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the borrower’s business. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

Changes in interest rates could reduce our net interest income and earnings.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates – up or down – could adversely affect our net interest spread and, as a result, our net interest income and net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract. This contraction could be more severe following a prolonged period of lower interest rates, as a larger proportion of our fixed rate residential loan portfolio will have been originated at those lower rates and borrowers may be more reluctant or unable to sell their homes in a higher interest rate environment. Changes in the slope of the “yield curve” – or the spread between short-term and long-term interest rates – could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

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

As of December 31, 2011, our investment portfolio included 5 securities with unrealized losses of $2.6 million that we considered for other-than-temporary impairment. We evaluate our securities portfolio for other-than-temporary impairment throughout the year. Each investment that has a fair value less than book value is reviewed on a quarterly basis. An impairment charge is recorded against individual securities if management concludes that the decline in value is other than temporary. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Included in securities with unrealized losses are three trust preferred securities with an amortized cost of $4.0 million and a fair value of $1.5 million at December 31, 2011. The trust preferred securities were issued by two issuer pools consisting of insurance companies. A number of factors or combinations of factors could cause us to conclude in future reporting periods that these securities have experienced other-than-temporary impairment. These factors include, but are not limited to, failure to make scheduled interest payments, an increase in the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions, and industry or issuer-specific factors that would render us unable to forecast a full recovery of the amortized cost basis.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers will not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the OCC, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OCC after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 1.21% of total loans outstanding and 144% of nonperforming loans at December 31, 2011. Our allowance for loan losses at December 31, 2011, may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

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

We own stock in the FHLB of Pittsburgh, which is experiencing financial difficulties.

Our agreement with the FHLB of Pittsburgh requires us to purchase capital stock in the FHLB commensurate with the amount of our advances and unused borrowing capacity. This stock is carried at cost and was $5.3 million at December 31, 2011. If the FHLB of Pittsburgh is unable to meet minimum regulatory capital requirements or is required to aid the remaining Federal Home Loan Banks, our holding of FHLB stock may be determined to be other than temporarily impaired and may require a charge to our earnings, which could have a material impact on our financial condition, results of operations and cash flows.

Additionally, in December 2008, the FHLB of Pittsburgh suspended payment of dividends until further notice. In February 2012, the FHLB resumed payments of dividends and future declarations will be determined on a quarterly basis going forward. Repurchases of excess capital stock have also been limited to the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding and are determined on a quarterly basis. The absence of a dividend, limitations on the redemption of our FHLB stock, and the obligation to increase our investment in the FHLB would hurt our interest income.

Our purchase of out-of-state loans may expose us to increased lending risks.

Prior to 2006, we purchased newly originated residential and multi-family real estate loans secured by properties throughout the United States in order to supplement our own loan originations. At December 31, 2011, we had $16.3 million of purchased residential mortgage loans, of which $1.4 million were non-performing, and $5.1 million of purchased multi-family real estate loans, of which all were performing. It is difficult to assess the future performance of this part of our loan portfolio because the properties securing these loans are located outside of our market area, which makes them more difficult to monitor. We can give no assurance that these loans will not have delinquency or charge-off levels above our historical experience, which would adversely affect our future performance.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2011, which is the most recent date for which information is available, we held 0.29% of the deposits in the Pittsburgh metropolitan area and 1.8% of the deposits in the counties in which our offices are located. Several of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the FRB, which regulates savings and loan holding companies, the OCC, which regulates all national banks and federal savings associations, and by the FDIC, as our insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Recently enacted regulatory reform may have a material impact on our operations.

The Dodd-Frank Act, enacted in 2010, restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision, which previously regulated the Bank, was merged into the OCC, which until then only regulated national banks. As a result of the Dodd-Frank Act, savings and loan holding companies, including FedFirst Financial, are now regulated by the Board of Governors of the Federal Reserve System. The Dodd-Frank Act also creates a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws previously accorded federally chartered depository institutions has been reduced, and State Attorneys General now have greater authority to bring a suit against a federally chartered institution, such as the Bank, for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies have taken stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the FDIC’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We currently conduct our banking business through eight full-service offices in Monessen, Monongahela, Belle Vernon, Uniontown, Donora, Perryopolis, McMurray and Washington, Pennsylvania. Our administrative offices are located in Monessen, Pennsylvania. We own all of our banking offices except for those in McMurray and Washington. The lease for our McMurray office expires in 2014 and has an option for an additional five year period. The lease for our Washington office expires in 2017 and has an option for two additional five year periods. The Uniontown office is subject to a ground lease that expires in 2014 and has an option to extend for two separate five year periods.

Exchange Underwriters’ office is located in two buildings in Canonsburg, Pennsylvania, one of which is leased and the other which is owned. The lease for our Exchange Underwriters’ office expires in 2012 and has an option for an additional five year period.

The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $2.2 million at December 31, 2011.

ITEM 3.	LEGAL PROCEEDINGS

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse affect on our financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market, Holder and Dividend Information

Our common stock is listed on the NASDAQ Capital Market under the trading symbol “FFCO.” The following table sets forth the high and low sales prices of the common stock as reported on the NASDAQ Capital Market and the dividend paid per share of common stock for the four quarters of 2011 and 2010.

	2011			2010(1)
Quarter	High	Low	Dividend	High	Low	Dividend
First Quarter	$14.30	$13.10	$0.03	$14.68	$7.29	N/A
Second Quarter	16.50	13.85	0.03	14.07	10.56	N/A
Third Quarter	15.51	13.05	0.03	11.83	7.84	N/A
Fourth Quarter	13.80	12.66	0.03	14.04	11.00	$0.03

(1)	The sales prices are presented as adjusted to reflect the conversion completed September 21, 2010.

FedFirst Financial declared and paid a common stock dividend of $0.03 in each quarter of 2011 and the fourth quarter of 2010. There were no other dividends declared or paid for any other period in 2010. FedFirst can provide no assurance that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue. FedFirst Financial’s ability to pay dividends is dependent on available cash and profitability of the Bank as a source of additional funds. For a discussion of restrictions on the payment of cash dividends by the Bank, see “Business – Regulation and Supervision – Federal Savings Bank Regulation – Limitation on Capital Distributions” in this Annual Report on Form 10-K.

As of March 21, 2012, there were approximately 217 holders of record of our common stock, excluding the number of persons or entities holding stock in street name through various brokerage firms.

Purchases of Equity Securities

The Company made the following purchases of its common stock during the three months ended December 31, 2011.

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
	Total		Part of the	Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Programs (1)	Programs (1)
October 1-31, 2011	—	$—	—	150,000
November 1-30, 2011	17,500	13.72	17,500	132,500
December 1-31, 2011	15,000	13.39	15,000	117,500
Total	32,500	13.57	32,500

(1)	On September 28, 2011, the Company announced that the board of directors had approved a program allowing the Company to repurchase up to 150,000 shares of the Company’s outstanding common stock, which was approximately 5% of outstanding shares. This repurchase program was scheduled to expire on November 2, 2012. As of December 31, 2011 and March 21, 2012, 32,500 and 77,500 shares, respectively, of the Company’s common stock had been repurchased under this program.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable as we are a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The objective of this section is to help stockholders and potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Overview

We conduct community banking activities by accepting deposits and making loans in our market area. Our lending products include residential mortgage loans, commercial real estate and business loans, and home equity and other consumer loans. We also maintain an investment portfolio consisting primarily of mortgage-backed securities. Our loan and investment portfolios are funded with deposits as well as collateralized borrowings from the FHLB of Pittsburgh.

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

Our Business Strategy

The following are the key elements of our business strategy:

•	Improve earnings through asset diversification. Historically, we have emphasized the origination of residential mortgage loans secured by homes in our market area. We intend to continue this emphasis going forward. However, loan diversification improves our earnings because commercial real estate and commercial business loans generally have higher interest rates than residential mortgage loans. Another benefit of commercial lending is that it improves the sensitivity of our interest-earning assets because commercial loans typically have shorter terms than residential mortgage loans and frequently have variable interest rates.

•	Use conservative underwriting practices to maintain asset quality. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards that we believe are conservative. While the delinquencies in our loan portfolio have increased during the recent economic downturn, non-performing loans were 0.84% of our total loan portfolio at December 31, 2011. Although we intend to continue our efforts to originate commercial real estate and business loans, we intend to continue our philosophy of managing loan exposures through our conservative approach to lending.

•	Improve our funding mix by marketing core deposits. Core deposits (demand, money market and savings accounts) comprised 53.2% of our total deposits at December 31, 2011. We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit. We have succeeded in growing core deposits by promoting a sales culture in our branch offices that is supported by the use of technology and by offering a variety of products for our business customers, such as treasury management products, internet banking, and remote deposit capture.

•	Supplement fee income through our insurance operations. Fee income earned through our insurance agency, Exchange Underwriters, supplements our income from banking operations. We expanded our insurance operations in 2009 through the acquisition of another insurance agency. We intend to pursue opportunities to grow this line of business, including hiring insurance producers with established books of business and through further acquisitions.

•	Grow through expansion of our branch network. Since our initial public offering in 2005, we have opened two branches in Washington County in communities that are experiencing population growth and economic expansion. We will continue to consider pursuing expansion in our market area through de novo branching in strategic locations that maximize growth opportunities. We also may expand in our market area or in areas contiguous to our market area through the acquisition of branches of other financial institutions or through whole bank acquisitions.

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

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that in management’s judgment should be charged-off. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

Management performs individual assessments of larger impaired loans to determine the existence of loss exposure and, where applicable, the extent of loss exposure based upon the present value of expected future cash flows available to pay the loan, or based upon the estimated realizable collateral where a loan is collateral dependent. Generally, individual residential mortgage and consumer loans are not separately identified for impairment disclosures unless such loans are the subject of a troubled debt restructuring (“TDR”) agreement or are related to a commercial relationship that is collectively evaluated for impairment. Loans excluded from the individual impairment analysis are collectively evaluated by management to estimate losses inherent in those loans. Management determines historical loss experience for each group of loans with similar risk characteristics within the portfolio based on loss experience for loans in each group. Loan categories will represent groups of loans with similar risk characteristics and may include types of loans by product, large credit exposures, concentrations, loan grade, or any other characteristic that causes a loan’s risk profile to be similar to another. We also consider qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience including changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; changes in experience, ability and depth of loan management; changes in the volume and severity of past due loans, non-accrual loans and adversely graded or classified loans; changes in the quality of the loan review system; changes in the value of underlying collateral for collateral dependent loans; existence of or changes in concentrations of credit; changes in economic or business conditions; and the effect of competition, legal and regulatory requirements on estimated credit losses.

A loan whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties is considered a TDR. TDRs typically result from our loss mitigation activities and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. A restructuring for a borrower that is experiencing financial difficulties, but results in only a delay in payment that is insignificant is not considered a concession. Loans classified as TDRs are designated as impaired. Once a loan is classified as a TDR, the determination of income recognition is based on the status of the loan prior to classification. If a loan is in non-accrual status, then it will remain in that classification for a minimum of six consecutive months until uncertainty with respect to collectability no longer exists. Loans that are current at the time of classification will remain on an accrual basis and are monitored. If restructured contractual terms of a loan are not met, then the loan will be placed on nonaccrual status.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans criticized as special mention have potential weaknesses that may result in deterioration if uncorrected and not monitored. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass. To determine the appropriate risk rating category, the borrower’s overall financial condition, repayment sources, guarantors, and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. The OCC may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. See Notes 1 and 3 of the Notes to Consolidated Financial Statements included in this report.

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

Goodwill. In connection with our acquisition of Exchange Underwriters, we recorded $1.1 million of goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if impairment indicators arise. The goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. We estimate the fair values of the related operations using discounted cash flows. The forecasts of future cash flows are based on our best estimate of future revenues and operating costs, based primarily on contracts in effect, new accounts and cancellations and operating budgets. The impairment analysis requires management to make subjective judgments concerning how the acquired assets will perform in the future. Events and factors that may significantly affect the estimates include competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and industry and market trends. Changes in these forecasts could cause a reporting unit to either pass or fail the first step in the goodwill impairment model, which could significantly change the amount of impairment recorded. Our annual assessment of potential goodwill impairment was completed in the fourth quarter of 2011. Based on the results of this assessment, no goodwill impairment was recognized.

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

Revenue Recognition of Insurance Commissions and Contingency Fees. Exchange Underwriters records insurance commission based on the method in which the policy is billed. For policies that Exchange Underwriters directly bills to policyholders, income is recorded when billed. For policies that a third-party insurance company directly bills to policyholders on behalf of Exchange Underwriters, income is recorded as payments are received. Commissions are recorded net of cancellations.

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

Balance Sheet Analysis

General. Total assets decreased $7.8 million, or 2.3%, to $335.3 million at December 31, 2011 compared to $343.1 million at December 31, 2010. During 2011, securities available-for-sale decreased $26.3 million to $52.4 million which was partially offset by a net increase of $15.2 million in loans to $245.3 million. Loan declines were primarily from payoffs of one-to-four family residential loans, which were partially offset by growth in multi-family, home equity and commercial business loans. We improved our funding mix in 2011, as deposits increased $18.0 million and borrowings decreased $27.6 million. Funds from deposit growth were used to pay down borrowings.

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

Total loans increased $18.7 million, or 7.9%, to $255.4 million at December 31, 2011, compared to $236.8 million at December 31, 2010.

Residential mortgage loans decreased $8.0 million, or 5.7%, to $133.9 million and represented 52.4% of total loans at December 31, 2011, compared to $142.0 million, or 60.0% of total loans, at December 31, 2010. The decrease was the result of loan payoffs primarily driven by economic and market conditions.

Multi-family real estate loans increased $8.9 million to $18.2 million and represented 7.1% of total loans at December 31, 2011, compared to $9.3 million, or 3.9% of total loans, at December 31, 2010. The increase was primarily the result of new loans for apartment buildings and student housing.

Commercial real estate loans increased $1.6 million, or 4.7%, to $35.3 million and represented 13.8% of total loans at December 31, 2011, compared to $33.7 million, or 14.2% of total loans, at December 31, 2010. The increase was the result of our focus on diversifying our loan portfolio by growing our commercial loans and becoming a greater presence in the business community.

Construction loans increased $4.7 million, or 61.9%, to $12.2 million and represented 4.8% of total loans at December 31, 2011, compared to $7.5 million, or 3.2% of total loans, at December 31, 2010.

Consumer loans increased $7.0 million, or 21.0%, to $40.3 million, or 15.8% of total loans, at December 31, 2011, compared to $33.3 million, or 14.1% of total loans, at December 31, 2010. Home equity loans, which increased $7.2 million, or 23.0%, to $38.4 million, accounted for the majority of the increase in consumer loans.

Commercial business loans increased $4.6 million, or 42.0%, to $15.4 million and represented 6.1% of total loans at December 31, 2011, compared to $10.9 million, or 4.6% of total loans, at December 31, 2010. The increase from the prior year reflects our continued focus on developing business relationships and improving the mix and profitability of our loan portfolio.

The following table sets forth the composition of our loan portfolio at the dates indicated (dollars in thousands).

December 31,	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate - mortgage:
One-to-four family residential
Originated	$117,622	46.0%	$121,376	51.3%	$134,201	54.8%	$126,031	53.2	$99,017	51.5
Purchased	16,304	6.4	20,591	8.7	23,872	9.8	29,840	12.5	36,436	18.9
Total one-to-four family residential	133,926	52.4	141,967	60.0	158,073	64.6	155,871	65.7%	135,453	70.4%
Multi-family
Originated	13,122	5.1	4,082	1.7	3,970	1.6	3,846	1.6	1,119	0.6
Purchased	5,121	2.0	5,261	2.2	6,021	2.5	7,100	3.0	10,866	5.6
Total multi-family	18,243	7.1	9,343	3.9	9,991	4.1	10,946	4.6	11,985	6.2
Commercial	35,307	13.8	33,732	14.2	31,405	12.8	24,301	10.3	14,483	7.5
Total real estate - mortgage	187,476	73.3	185,042	78.1	199,469	81.5	191,118	80.6	161,921	84.1
Real estate - construction:
Residential	3,874	1.5	6,787	2.9	3,028	1.2	9,833	4.2	6,671	3.5
Commercial	8,308	3.3	736	0.3	2,576	1.1	3,443	1.5	—	—
Total real estate - construction	12,182	4.8	7,523	3.2	5,604	2.3	13,276	5.7	6,671	3.5
Consumer:
Home equity
Loan-to-value ratio of 80% or less	30,679	12.0	22,628	9.6	17,802	7.3	12,625	5.3	9,694	5.0
Loan-to-value ratio of greater than 80%	7,758	3.1	8,624	3.6	9,288	3.8	9,719	4.1	8,168	4.3
Total home equity	38,437	15.1	31,252	13.2	27,090	11.1	22,344	9.4	17,862	9.3
Other	1,892	0.7	2,090	0.9	2,243	0.9	1,707	0.7	1,548	0.8
Total consumer	40,329	15.8	33,342	14.1	29,333	12.0	24,051	10.1	19,410	10.1
Commercial business	15,445	6.1	10,875	4.6	10,327	4.2	8,474	3.6	4,341	2.3
Total loans	255,432	100.0%	236,782	100.0%	244,733	100.0%	236,919	100.0%	192,343	100.0%
Net premium on loans purchased	127		116		108		120		191
Net deferred loan costs	606		697		829		850		491
Loans in process	(7,790)		(4,716)		(2,774)		(5,899)		(3,614)
Allowance for losses	(3,098)		(2,824)		(2,509)		(1,806)		(1,457)
Loans, net	$245,277		$230,055		$240,387		$230,184		$187,954

The following table sets forth certain information at December 31, 2011 regarding the dollar amount of loans maturing during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Real estate – construction loans will be converted to a real estate – mortgage loan at the end of the construction period and are reported based on the maturity date of the real estate – mortgage loan (dollars in thousands).

	Amounts Due in
	One Year or	One to	After Five
	Less	Five Years	Years	Total
Real estate - mortgage	$807	$13,702	$172,967	$187,476
Real estate - construction	123	—	12,059	12,182
Consumer	1,942	1,023	37,364	40,329
Commercial business	6,101	5,893	3,451	15,445
Total	$8,973	$20,618	$225,841	$255,432

The following table sets forth the dollar amount of all loans at December 31, 2011 that are due after December 31, 2012 and have either fixed or adjustable interest rates (dollars in thousands).

	Fixed	Adjustable	Total
Real estate - mortgage	$166,366	$20,303	$186,669
Real estate - construction	8,223	3,836	12,059
Consumer	37,367	1,020	38,387
Commercial business	9,331	13	9,344
Total	$221,287	$25,172	$246,459

Our adjustable rate mortgage loans generally do not provide for downward adjustments below the initial contract rate. This feature has prevented some loans from adjusting downward in a declining interest rate environment. When market interest rates rise, the interest rates on these loans will not increase until the contract rate (the index plus the margin) exceeds the interest rate floor.

Securities. Our securities portfolio consists primarily of Government-sponsored enterprise securities, municipal bonds, mortgage-backed securities, guaranteed REMIC pass-through certificates, and corporate debt securities.

REMICs (real estate mortgage investment conduits) represent a participation interest in a pool of mortgages. REMICs are created by redirecting the cash flows from the pool of mortgages underlying those securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. REMICs may be sponsored by U.S. Government agencies and Government-sponsored enterprises. We believe that these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.

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

We also invest in corporate debt and are subject to credit risk related to pooled trust preferred insurance company term obligations. Corporate debt securities generally have greater credit risk than Government-sponsored enterprises securities and generally have higher yields than government securities of similar duration. Therefore, we limit the amount of the portfolio based on these concerns. At December 31, 2011, we held corporate debt securities with a carrying value of $1.5 million.

At December 31, 2011, we had three corporate debt securities that were in an unrealized loss position for 12 months or greater at an amount of $2.5 million. These securities consist of two pools of insurance company-issued preferred trust obligations. These securities were downgraded from their original rating issuance to below investment grade. The lack of liquidity in the market for this type of security, credit rating downgrades and market uncertainties are factors contributing to the unrealized losses on these securities. These securities are evaluated for OTTI by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit-related OTTI exists. Additionally, reports are reviewed that provide information for the amount of deferral/defaults that would have to occur to prevent the tranche from collecting contractual cash flows (principal and interest). None of these securities are projecting a cash flow disruption, nor have any of these securities experienced a cash flow disruption. The Company also reviewed each of the issues’ collateral participants, including their financial condition, ratings provided by A. M. Best (for insurance companies), and adverse conditions specifically related to industry or geographic area. This information did not suggest additional deferrals and defaults in the future that would result in the securities not receiving all of their contractual cash flows. Based on the analysis performed and the fact that the Company does not expect to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company concluded that there is no OTTI on these securities at December 31, 2011.

Securities at amortized cost decreased $26.2 million, or 33.2%, to $52.7 million at December 31, 2011.The majority of the activity account for change was paydowns and calls of $21.3 million and security sales of $10.2 million which included a realized gain of $304,000, partially offset by purchases of $5.4 million of Government-sponsored enterprises and municipal bonds. In addition, the securities portfolio reflects an unrealized loss of $274,000 at December 31, 2011 compared to $210,000 at December 31, 2010.

The following table sets forth the amortized cost and fair value of the securities portfolio at the dates indicated (dollars in thousands).

December 31,	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Government-sponsored enterprises	$2,000	$2,003	$7,580	$7,614	$5,954	$5,745
Municipal bonds	6,738	7,125	4,012	4,296	4,014	4,271
Mortgage-backed	16,572	17,544	32,747	33,989	35,467	36,936
REMICs	23,413	24,318	30,580	31,565	30,144	30,465
Corporate debt	3,995	1,454	3,995	1,240	3,995	2,093
Equities	4	4	4	4	4	4
Total securities available-for-sale	$52,722	$52,448	$78,918	$78,708	$79,578	$79,514

At December 31, 2011, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of our mortgage-backed and debt securities at December 31, 2011. Certain mortgage-backed securities have adjustable interest rates and will reprice periodically within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2011, mortgage-backed securities and REMICs with adjustable rates totaled $2.3 million (dollars in thousands).

	Amounts due in
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Government-sponsored enterprises	$—	—%	$—	—%	$2,003	3.00%	$—	—%	$2,003	3.00%
Municipal bonds	—	—	3,718	5.58	—	—	3,407	2.72	7,125	4.15
Mortgage-backed	—	—	14	2.99	7,556	2.55	9,974	5.57	17,544	4.22
REMICs	—	—	—	—	—	—	24,318	3.75	24,318	3.75
Corporate debt	—	—	—	—	—	—	1,454	2.53	1,454	2.53
Total available-for-sale debt securities	$—	—%	$3,732	5.57%	$9,559	2.65%	$39,153	3.96%	$52,444	3.83%
Equity securities									4
Total securities available-for-sale									$52,448

Deposits. Our deposit base is comprised of demand deposits, savings accounts, money market accounts and certificates of deposits. We consider demand deposits, savings accounts and money market accounts to be core deposits. Total deposits increased $18.0 million, or 8.8%, for the year ended December 31, 2011, as certificates of deposit increased $9.8 million, primarily due to a 13 month CD special, noninterest-bearing deposits increased $4.9 million, primarily due to relationships developed with commercial customers, savings accounts increased $1.5 million, interest-bearing demand deposits increased $971,000, and money market deposit accounts increased $760,000.

The following table sets forth the balances of our deposit products at the dates indicated (dollars in thousands).

	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$20,536	9.3%	$15,612	7.7%	$15,963	8.2%
Interest-bearing demand deposits	14,555	6.6	13,584	6.7	15,214	7.9
Savings accounts	22,827	10.3	21,320	10.5	21,560	11.1
Money market accounts	59,709	27.0	58,949	29.0	53,282	27.5
Certificates of deposit	103,913	46.8	94,097	46.1	87,562	45.3
Total deposits	$221,540	100.0%	$203,562	100.0%	$193,581	100.0%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2011. Jumbo certificates of deposit require minimum deposits of $100,000 (dollars in thousands).

Certificates
Maturity Period	of Deposit
Three months or less	$2,050
Over three through six months	16,604
Over six through twelve months	3,829
Over twelve months	12,889
Total jumbo certificates	$35,372

The following table sets forth certificates of deposit classified by rates at the dates indicated (dollars in thousands).

December 31,	2011	2010	2009
Less than 1.00%	$17,459	$6,774	$—
1.01 - 2.00%	36,142	28,318	22,052
2.01 - 3.00%	32,923	36,270	19,367
3.01 - 4.00%	8,098	10,045	26,167
4.01 - 5.00%	8,597	10,103	15,118
5.01 - 6.00%	694	1,746	2,284
6.01 - 7.00%	—	841	2,574
Total certificates of deposits	$103,913	$94,097	$87,562

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2011 (dollars in thousands).

	Amounts Due in
	One Year	One to	Two to	Three to	Four to	Five Years		Percent
	or Less	Two Years	Three Years	Four Years	Five Years	and Thereafter	Total	of Total
Less than 1.00%	$13,068	$4,085	$306	$—	$—	$—	$17,459	16.8%
1.01 - 2.00%	29,542	2,942	1,939	709	604	406	36,142	34.8
2.01 - 3.00%	11,964	4,436	1,453	2,901	1,147	11,022	32,923	31.6
3.01 - 4.00%	2,130	614	3,131	1,294	—	929	8,098	7.8
4.01 - 5.00%	3,094	1,466	639	1,798	953	647	8,597	8.3
5.01 - 6.00%	510	—	—	—	127	57	694	0.7
Total	$60,308	$13,543	$7,468	$6,702	$2,831	$13,061	$103,913	100.0%

The following table sets forth deposit activity for the periods indicated (dollars in thousands).

Years Ended December 31,	2011	2010	2009
Beginning balance	$203,562	$193,581	$172,804
Increase before interest credited	15,117	6,541	16,335
Interest credited	2,861	3,440	4,442
Net increase in deposits	17,978	9,981	20,777
Deposits at end of year	$221,540	$203,562	$193,581

Borrowings. We utilize borrowings from the FHLB of Pittsburgh and, to a limited extent, repurchase agreements to supplement our funding for loans and securities (dollars in thousands).

Years Ended December 31,	2011	2010	2009
Maximum amount outstanding at any month end during the year	$72,864	$110,456	$127,559
Average amounts outstanding during the year	58,150	90,455	118,987
Weighted average rate during the year	3.69%	3.75%	3.86%
Balance outstanding at end of year	$49,289	$76,893	$112,511
Weighted average rate at end of year	3.69%	3.52%	3.67%

Borrowings decreased $27.6 million, or 35.9%, to $49.3 million at December 31, 2011 compared to $76.9 million at December 31, 2010. The decrease in borrowings was funded primarily through deposit growth. Outstanding advances mature in 2011 through 2015.

Stockholders’ Equity. Stockholders’ equity increased $214,000, or 0.4%, to $58.8 million at December 31, 2011 compared to $58.6 million at December 31, 2010. The increase was primarily due to $859,000 in net income for the year ended December 31, 2011, partially offset by $464,000 of stock repurchases and $349,000 of dividends paid to stockholders.

Results of Operations for the Years Ended December 31, 2011 and 2010

Overview.

(Dollars in thousands)	2011	2010
Net income	$859	$608
Return on average assets	0.25%	0.17%
Return on average equity	1.43	1.26
Average equity to average assets	17.54	13.85

Net income was $859,000 for the year ended December 31, 2011 compared to $608,000 for the year ended December 31, 2010.

Net Interest Income. Net interest income for the year ended December 31, 2011 increased $551,000 to $10.6 million compared to $10.1 million for the year ended December 31, 2010. Net interest margin was 3.35% for the year ended December 31, 2011 compared to 3.14% for the year ended December 31, 2010. The improvement in net interest margin is primarily attributable to a funding shift on the Company’s balance sheet whereby a reduction in borrowings resulted in a $1.2 million decrease in borrowings expense and, despite an increase in overall deposits, interest rate reductions on deposits resulted in a $567,000 decrease in deposits expense that together more than offset the decline in interest income from securities and loans.

Total interest income decreased $1.3 million, or 7.5%, to $15.5 million for the year ended December 31, 2011 as compared to $16.8 million for the year ended December 31, 2010. Interest income on securities decreased $931,000 due to a decrease of 97 basis points in yield and $6.0 million in the average balance, primarily due to paydowns and sales of higher yielding mortgage-backed and REMIC securities, which were reinvested in lower yielding securities with shorter durations. Interest income on loans decreased $317,000 due to a decrease of 29 basis points in yield, primarily from loan payoffs on higher rate residential real estate loans partially offset by a $6.7 million increase in the average balance, primarily in home equity, multi-family, and commercial real estate loans.

Total interest expense decreased $1.8 million, or 26.9%, to $4.9 million for the year ended December 31, 2011 compared to $6.7 million for the year ended December 31, 2010. Interest expense on borrowings decreased $1.2 million, or 36.8%, to $2.1 million primarily due to a decrease of $32.3 million in the average balance as deposit growth and funds from the completion of the stock offering were used to reduce borrowings. Interest expense on deposits decreased $567,000 due to a decrease of 38 basis points in cost, primarily related to the repricing of maturing certificates of deposit and money market accounts at lower rates, partially offset by an increase of $11.5 million in the average balance, primarily in certificates of deposit and money market accounts.

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

Years Ended December 31,	2011			2010
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$239,972	$13,049	5.44%	$233,257	$13,366	5.73%
Securities (3)	67,205	2,473	3.68	73,161	3,404	4.65
Other interest-earning assets	9,677	10	0.10	13,490	25	0.19
Total interest-earning assets	316,854	$15,532	4.90	319,908	$16,795	5.25
Noninterest-earning assets	26,250			28,509
Total assets	$343,104			$348,417

Liabilities and Stockholders’ equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$13,934	$33	0.24%	$13,768	$39	0.28%
Savings accounts	22,463	99	0.44	22,074	110	0.50
Money market accounts	61,321	472	0.77	58,994	666	1.13
Certificates of deposit	102,721	2,173	2.12	94,094	2,529	2.69
Total interest-bearing deposits	200,439	2,777	1.39	188,930	3,344	1.77
Borrowings	58,150	2,143	3.69	90,455	3,390	3.75
Total interest-bearing liabilities	258,589	4,920	1.90	279,385	6,734	2.41
Noninterest-bearing liabilities	24,324			20,791
Total liabilities	282,913			300,176
Stockholders’ equity	60,191			48,241
Total liabilities and stockholders’ equity	$343,104			$348,417
Net interest income		$10,612			$10,061
Interest rate spread			3.00%			2.84%
Net interest margin			3.35			3.14
Average interest-earning assets to average interest-bearing liabilities			122.53%			114.50%

(1)	Amount is net of deferred loan costs, loans in process, and estimated allowance for loan losses.
(2)	Amount includes nonaccrual loans in average balances only.
(3)	Amount does not include effect of unrealized (loss) gain on securities available-for-sale.

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

	2011 Compared to 2010
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest and dividend income:
Loans, net	$371	$(688)	$(317)
Securities	(263)	(668)	(931)
Other interest-earning assets	(5)	(10)	(15)
Total interest-earning assets	103	(1,366)	(1,263)

Interest expense:
Deposits	194	(761)	(567)
Borrowings	(1,194)	(53)	(1,247)
Total interest-bearing liablities	(1,000)	(814)	(1,814)
Change in net interest income	$1,103	$(552)	$551

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2011 and 2010 (dollars in thousands).

Years Ended December 31,	2011	2010
Allowance at beginning of year	$2,824	$2,509
Provision for loan losses	850	850
Charge-offs	(578)	(535)
Recoveries	2	—
Net charge-offs	(576)	(535)
Allowance at end of year	$3,098	$2,824

Provisions for loan losses were $850,000 for the years ended December 31, 2011 and 2010. Net charge-offs increased $41,000 to $576,000 for the year ended December 31, 2011 compared to $535,000 for the year ended December 31, 2010. The allowance for loan losses to total loans ratio increased to 1.21% at December 31, 2011 compared to 1.19% at December 31, 2010.

An analysis of the changes in the allowance for loan losses is presented under “Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income. The following table summarizes noninterest (loss) income for the years ended December 31, 2011 and 2010 (dollars in thousands).

Years Ended December 31,	2011	2010
Fees and service charges	$602	$518
Insurance commissions	2,119	2,324
Income from bank-owned life insurance	269	284
Net gain (loss) on sales of securities	304	(658)
Net loss on sale of real estate owned	(29)	(42)
Other	41	26
Total noninterest income	$3,306	$2,452

Noninterest income increased $854,000, or 34.8%, to $3.3 million for the year ended December 31, 2011 compared to $2.5 million for the year ended December 31, 2010. In the current year, the Company recognized a gain on the sale of available-for-sale securities of $304,000 compared to a $658,000 loss in the prior year. In 2010, the Company restructured a portion of its investment portfolio as described above. In addition, fees and service charges increased $84,000 primarily due to increased income from a new fee structure and a prepayment penalty received on a commercial real estate loan in the current period. This was partially offset by a $205,000 decrease in insurance commissions primarily due to a decrease in contingency fee income as a result of incurred losses, stop loss charges, and a decline in eligible written and earned premiums on insurance policies.

Noninterest Expense. The following table summarizes noninterest expense for the years ended December 31, 2011 and 2010 (dollars in thousands).

Years Ended December 31,	2011	2010
Compensation and employee benefits	$7,183	$6,051
Occupancy	1,476	1,425
FDIC insurance premiums	255	353
Data processing	530	486
Professional services	752	624
Advertising	135	131
Stationary, printing and supplies	98	119
Telephone	52	48
Postage	148	146
Correspondent bank fees	146	172
Real estate owned expense	113	234
Amortization of intangibles	109	110
All other	768	714
Total noninterest expense	$11,765	$10,613

Noninterest expense increased $1.2 million, or 10.9%, to $11.8 million for the year ended December 31, 2011 compared to $10.6 million for the year ended December 31, 2010. The increase was primarily due to an increase of $1.1 million in compensation expense related to the termination of executive supplemental retirement agreements with current and former executive officers. In addition, professional services increased $128,000 primarily due to costs associated with a branch facilities assessment, higher shareholder-related expenses, and the implementation of XBRL reporting requirements. This was partially offset by a $121,000 decrease in real estate owned expenses as a result of property writedowns in the prior year and a $98,000 decrease in insurance premiums due to the Federal Deposit Insurance Corporation’s revised assessment methodology implemented in the current year.

Income Taxes. For the year ended December 31, 2011, income tax expense was $432,000 compared to $386,000 for the year ended December 31, 2010. We determined that we were not required to establish a valuation allowance for deferred tax assets since it is more likely than not that the deferred tax assets will be realized through future taxable income and future reversals of existing taxable temporary differences. For more information, see Note 9 of the Notes to Consolidated Financial Statements.

Results of Operations of Exchange Underwriters

Exchange Underwriters’ net income decreased $219,000 to $61,000 for the year ended December 31, 2011 compared to $280,000 for the year ended December 31, 2010.

Overall, insurance revenue decreased $205,000 to $2.1 million for the year ended December 31, 2011 compared to $2.3 million for the year ended December 31, 2010. The decrease is primarily due to revenue from guaranteed supplemental payments and contingency fees, which decreased $245,000 to $108,000 for the year ended December 31, 2011 compared to $354,000 for the year December 31, 2010 as a result of incurred losses, stop loss charges, and a decline in eligible written and earned premiums on insurance policies. Substantially all of the revenue of Exchange Underwriters comes from commissions received for the sale of insurance. The decrease in contingency fees was partially offset by a $40,000 increase in commissions.

Total expenses increased $155,000 to $2.0 million for the year ended December 31, 2011 compared to $1.8 million for the year ended December 31, 2010. The increase is primarily from compensation due to addition of personnel and higher commissions based on volume.

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

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. When the loan becomes 15 days past due, a past due notice is generated and sent to the borrower. If the payment is not received within five days, a second past due notice is sent. If payment is not then received by the 30th day of delinquency, additional letters and phone calls generally are made. Generally, when a mortgage loan becomes 60 days past due, we send a letter notifying the borrower that he or she may apply for assistance under a state mortgage assistance program. If the borrower does not apply for assistance within the allotted time period or applies for assistance and is rejected, we will commence foreclosure proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Generally, when a consumer loan becomes 60 days past due, we institute collection proceedings and attempt to repossess any personal property that secures the loan. We may consider loan workout arrangements with certain borrowers under certain circumstances.

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

Analysis of Nonperforming and Classified Assets. We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent, at which time the accrual of interest ceases and all previously accrued and unpaid interest is reversed against earnings.

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

The following table provides information with respect to our nonperforming assets at the dates indicated (dollars in thousands).

December 31,	2011	2010	2009	2008	2007
Nonaccrual loans:
Real estate - mortgage
One-to-four family residential
Originated	$128	$332	$137	$210	$492
Purchased	1,416	394	227	235	772
Total one-to-four family residential	1,544	726	364	445	1,264
Multi-family
Originated	—	—	—	—	—
Purchased	—	—	634	—	—
Total multi-family	—	—	634	—	—
Commercial	568	493	98	187	—
Total real estate - mortgage	2,112	1,219	1,096	632	1,264
Real estate - construction
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Total real estate - construction	—	—	—	—	—
Consumer
Home equity
Loan-to-value ratio of 80% or less	—	—	79	—	—
Loan-to-value ratio of greater than 80%	33	—	45	—	—
Total home equity	33	—	124	—	—
Other	—	—	11	4	17
Total consumer	33	—	135	4	17
Commercial business	—	—	—	—	—
Total nonaccrual loans	2,145	1,219	1,231	636	1,281
Accruing loans past due 90 days or more	—	—	—	—	—
Total nonaccrual loans and accruing loans past due 90 days or more	2,145	1,219	1,231	636	1,281
Real estate owned	544	426	419	295	1,119
Total nonperforming assets	$2,689	$1,645	$1,650	$931	$2,400
Troubled debt restructurings:
In nonaccrual status	$465	$493	$—	$—	$—
Performing under modifed terms	1,565	672	—	—	—
Total troubled debt restructurings	$2,030	$1,165	$—	$—	$—
Total nonperforming loans to total loans	0.84%	0.51%	0.50%	0.27%	0.67%
Total nonperforming assets to total assets	0.80	0.48	0.47	0.27	0.79

Interest income that would have been recorded for the years ended December 31, 2011 and December 31, 2010 had nonaccruing loans been current according to their original terms amounted to $324,000 and $190,000, respectively. No interest related to nonaccrual loans was included in interest income for the years ended December 31, 2011 and 2010.

At December 31, 2011 nonaccrual loans consisted primarily of nine residential mortgage loans that total $1.5 million, of which one was originated internally in the amount of $128,000 and eight were purchased in the amount of $1.4 million. Of these loans, the eight purchased residential properties were in process of foreclosure at December 31, 2011. The nonaccrual purchased residential loans included one relationship comprised of six loans totaling $1.3 million. Additionally, nonaccrual loans included two commercial real estate relationships, which consisted of three loans in the amount of $568,000, and one home equity loan in the amount of $33,000.

At December 31, 2010 nonaccrual loans consisted primarily of seven residential mortgage loans that total $726,000, of which four were originated internally in the amount of $332,000 and three were purchased in the amount of $394,000. Of these loans, one originated and one purchased residential property in the amounts of $160,000 and $231,000 were in process of foreclosure at December 31, 2010. Additionally, nonaccrual loans included one commercial real estate relationship which consisted of two loans in the amount of $493,000.

The Bank had three relationships classified as TDRs at the dates indicated summarized as follows:

•	One relationship composed of two commercial real estate loans with a total balance of $465,000 and $493,000 at December 31, 2011 and December 31, 2010, respectively. The borrower was experiencing financial difficulties and was given a six month interest-only payment concession in 2010. After conclusion of the interest-only period in 2011, the borrower was unable to consistently make regular loan payments and defaulted on the loans, which resulted in the Bank beginning the foreclosure process on the collateral securing the loans. To halt foreclosure, the borrower signed a forbearance agreement and, in 2012, paid off one of the loans and began making monthly payments. If a payment is missed the foreclosure process will restart. This relationship was evaluated for impairment and it was determined based on an appraisal of the underlying loan collateral that a specific allowance was not necessary because there was sufficient collateral to cover the outstanding loan balance. These loans are included in total nonaccrual loans in the previous table.

•	One commercial real estate participation loan with a balance of $654,000 and $672,000 at December 31, 2011 and December 31, 2010, respectively. Because the borrower believed it would be unable to obtain financing to pay the loan in full upon original maturity in 2010, the loan was modified through a forbearance agreement in 2010 by extending the maturity date by three years to 2013. This loan has demonstrated performance under the modified terms and therefore was in a performing (accrual) status. This relationship was evaluated for impairment and it was determined that a $170,000 specific allowance was necessary due to a decline in the underlying collateral as determined by an appraisal on the property.

•	One relationship that totaled $911,000 at December 31, 2011 and consisted of three commercial real estate loans totaling $760,000 and two consumer loans totaling $151,000 that has been deemed impaired based on the current financial standing of the borrower. In the fourth quarter of 2011, three commercial business loans were consolidated into one commercial real estate loan and additional collateral was obtained. The Bank previously determined a $75,000 specific allowance was necessary based on the current information that was available. However, after enhancing the collateral position and reviewing the updated property appraisals of the underlying loan collateral and the updated valuation of the other business assets securing the loan, it was determined that there was sufficient collateral to cover the outstanding loan balance and, therefore, a specific allowance was no longer necessary at December 31, 2011.

The following table shows the aggregate amounts of our classified assets at the dates indicated (dollars in thousands). Real estate owned properties are considered substandard based on internal policy

December 31,	2011	2010	2009
Special mention assets	$2,338	$3,156	$3,562
Substandard assets	4,477	3,047	2,339
Doubtful assets	—	—	—
Loss assets	—	—	—
Total classified assets	$6,815	$6,203	$5,901

At December 31, 2011, special mention assets were $2.3 million and included three relationships that consisted of four commercial real estate loans and one mortgage loan totaling $2.1 million and $262,000, respectively. Substandard assets were $4.5 million and consisted of real estate owned properties, $2.1 million of non-accrual loans, two commercial real estate loans in the amount of $877,000 and one relationship that totaled $911,000 and consisted of three commercial real estate loans totaling $760,000 and two consumer loans totaling $151,000. Nonaccrual loans consisted of $1.5 million of residential mortgage loans, $568,000 of commercial real estate loans, and a $33,000 home equity loan. The nonaccrual residential loans included one purchased relationship comprised of six loans totaling $1.3 million.

Analysis and Determination of the Allowance for Loan Losses. Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a valuation allowance on impaired loans; and (2) a valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Allowance on Impaired Loans. We establish an allowance for loans that are individually evaluated and determined to be impaired. The allowance is determined by utilizing one of the three impairment measurement methods. At December 31, 2011, there were five loan relationships that were individually evaluated for impairment, of which three are considered TDRs. The three relationships that are considered TDRs are summarized as follows:

•	One relationship composed of two commercial real estate loans with a total balance of $465,000. The borrower was experiencing financial difficulties and was given a six month interest-only payment concession in 2010. After conclusion of the interest-only period in 2011, the borrower was unable to consistently make regular loan payments and defaulted on the loans, which resulted in the Bank beginning the foreclosure process on the collateral securing the loans. To halt foreclosure, the borrower signed a forbearance agreement and, in 2012, paid off one of the loans and began making monthly payments. If a payment is missed the foreclosure process will restart. This relationship was evaluated for impairment and it was determined based on an appraisal of the underlying loan collateral that a specific allowance was not necessary because there was sufficient collateral to cover the outstanding loan balance. These loans are included in total nonaccrual loans.

•	One commercial real estate participation loan with a balance of $654,000. Because the borrower believed they would be unable to obtain financing to pay the loan in full upon original maturity in 2010, the loan was modified through a forbearance agreement in 2010 by extending the maturity date by three years to 2013. This loan has demonstrated performance under the modified terms and therefore was in a performing (accrual) status. This relationship was evaluated for impairment and it was determined that a $170,000 specific allowance was necessary due to a decline in the underlying collateral as determined by an appraisal on the property.

•	One relationship that totaled $911,000 and consisted of three commercial real estate loans totaling $760,000 and two consumer loans totaling $151,000 that has been deemed impaired based on the current financial standing of the borrower. In the fourth quarter of 2011, three commercial business loans were consolidated into one commercial real estate loan and additional collateral was obtained. The Bank previously determined a $75,000 specific allowance was necessary based on the current information that was available. However, after enhancing the collateral position and reviewing the updated property appraisals of the underlying loan collateral and the updated valuation of the other business assets securing the loan, it was determined that there was sufficient collateral to cover the outstanding loan balance and, therefore, a specific allowance was no longer necessary at December 31, 2011.

The two relationships that are not considered TDRs are summarized as follows:

•	One purchased residential mortgage relationship consisting of six loans totaling $1.3 million that has been deemed impaired due to the borrower no longer making payments. One loan with a balance of $116,000 was paid off in 2012 and the remaining five loans were in process of foreclosure. It was determined based on an appraisal of the underlying loan collateral that there was sufficient collateral to cover the outstanding loan balance and, therefore, a specific allowance was not established.

•	One commercial real estate relationship totaling $223,000 that has been deemed impaired based on the current financial standing of the borrower. It was determined based on an appraisal of the underlying loan collateral that there was sufficient collateral to cover the outstanding loan balance and, therefore, a specific allowance was not established.

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

We also consider qualitative or environmental factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience. Our historical loss experience and qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in our loan portfolio and economy. In 2011, the qualitative factor related to changes in adversely graded loans was adjusted to include a factor for special mention loans. The factors related to changes in the volume and severity of past due loans, nonaccrual loans and adversely graded or classified loans and changes in the value of underlying collateral for collateral dependent loans were also adjusted specifically for the purchased residential loans due to severity of the number of past due loans in this portfolio segment and the continued deterioration of property values, primarily on Michigan properties. The qualitative factor related to changes in underlying collateral on collateral dependent loans was previously adjusted in 2010 due to the current real estate conditions outside the Bank’s footprint, specifically in the Michigan area where the majority of our delinquent purchased loans are located. In addition, in 2011 and 2010, certain historical loss factors were adjusted to place more emphasis on recent and expected loss experience while generally excluding periods where we did not experience any losses.

At December 31, 2011, our allowance for loan losses represented 1.21% of total loans compared to 1.19% at December 31, 2010. The increase is primarily due to loan growth and the qualitative factor changes previously noted.

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

The OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. The OCC may require us to make additional provisions for loan losses based on judgments different from ours.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary, and our results of operations could be adversely affected, if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with GAAP, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

The following table sets forth the allowance for loan losses by loan category at the dates indicated (dollars in thousands).

December 31,	2011		2010		2009		2008		2007
		Percent of		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total		Total
	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)
Real estate - mortgage
One-to-four family residential
Originated	$534	46.0%	$558	51.3%	$641	54.8%	$513	53.2%	$330	51.5%
Purchased	465	6.4	433	8.7	323	9.8	203	12.5	184	18.9
Total one-to-four family	999	52.4	991	60.0	964	64.6	716	65.7	514	70.4
Multi-family
Originated	39	5.1	12	1.7	12	1.6	11	1.6	1	0.6
Purchased	124	2.0	127	2.2	117	2.5	81	3.0	163	5.6
Total multi-family	163	7.1	139	3.9	129	4.1	92	4.6	164	6.2
Commercial	858	13.8	804	14.2	647	12.8	387	10.3	190	7.5
Total real estate - mortgage	2,020	73.3	1,934	78.1	1,740	81.5	1,195	80.6	868	84.1
Real estate - construction
Residential	6	1.5	10	2.9	4	1.2	15	4.2	16	3.5
Commercial	12	3.3	1	0.3	4	1.1	5	1.5	—	—
Total real estate - construction	18	4.8	11	3.2	8	2.3	20	5.7	16	3.5
Consumer
Home equity
Loan-to-value ratio of 80% or less	379	12.0	294	9.6	168	7.3	99	5.3	29	5.0
Loan-to-value ratio of greater than 80%	267	3.1	292	3.6	321	3.8	306	4.1	117	4.3
Home equity	646	15.1	586	13.2	489	11.1	405	9.4	146	9.3
Other	24	0.7	26	0.9	31	0.9	19	0.7	24	0.8
Total consumer	670	15.8	612	14.1	520	12.0	424	10.1	170	10.1
Commercial business	242	6.1	171	4.6	160	4.2	121	3.6	95	2.3
Unallocated	148	—	96	—	81	—	46	—	308	—
Total allowance for loan losses	$3,098	100.0%	$2,824	100.0%	$2,509	100.0%	$1,806	100.0%	$1,457	100.0%

(1) Represents percentage of loans in each category to total loans.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated (dollars in thousands).

Years Ended December 31,	2011	2010	2009	2008	2007
Allowance at beginning of year	$2,824	$2,509	$1,806	$1,457	$866
Provision for loan losses	850	850	1,090	878	1,119
Charge-offs:
Real estate - mortgage
One-to-four family residential (originated)	—	(82)	(32)	(307)	—
One-to-four family residential (purchased)	(489)	(181)	(105)	(135)	—
Multi-family (originated)	—	—	—	—	—
Multi-family (purchased)	—	(46)	(130)	—	(355)
Commercial	—	—	(63)	(40)	—
Total real estate - mortgage	(489)	(309)	(330)	(482)	(355)
Real estate - construction
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Total real estate - construction	—	—	—	—	—
Consumer
Home equity (loan-to-value ratio of 80% or less)	(14)	(87)	—	—	—
Home equity (loan-to-value ratio of greater than 80%)	(64)	(119)	(46)	(27)	(158)
Other	(11)	(18)	(14)	(20)	(15)
Total consumer	(89)	(224)	(60)	(47)	(173)
Commercial business	—	(2)	—	—	—
Total charge-offs	(578)	(535)	(390)	(529)	(528)
Recoveries	2	—	3	—	—
Net charge-offs	(576)	(535)	(387)	(529)	(528)
Allowance at end of year	$3,098	$2,824	$2,509	$1,806	$1,457
Allowance to nonperforming loans	144.43%	231.67%	203.82%	283.96%	113.74%
Allowance to total loans	1.21	1.19	1.03	0.76	0.76
Net charge-offs to average loans	0.24	0.23	0.16	0.25	0.29

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

We use an interest rate sensitivity analysis prepared by the OCC to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, this analysis is not performed for decreases of more than 100 basis points. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the OCC, presents the change in our net portfolio value at December 31, 2011 that would occur in the event of an immediate change in interest rates based on OCC assumptions, with no effect given to any steps that we might take to counteract that change (dollars in thousands).

				NPV as a Percent of
December 31, 2011	Net Portfolio Value (“NPV”)			Portfolio Value of Assets
Basis Point (“bp”)	Dollar	Dollar	Percent
Change in Rates	Amount	Change	Change	NPV Ratio	Change
300 bp	$45,320	$(10,198)	(18.4)%	13.63%	(217)	bp
200	52,194	(3,324)	(6.0)	15.26	(54)
100	56,042	524	0.9	16.07	27
50	55,591	73	0.1	15.89	9
Static	55,518	—	—	15.80	—
(50)	54,213	(1,305)	(2.4)	15.42	(38)
(100)	53,759	(1,759)	(3.2)	15.26	(54)

The OCC uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

Beginning in 2012, the OCC will no longer prepare an interest rate sensitivity analysis and we will internally prepare an interest rate sensitivity analysis utilizing a simulation model to determine the effect of immediate incremental increases and decreases in interest rates on net income and the market value of our equity. Similar to the OCC analysis, certain assumptions will be made regarding interest rates, loan prepayments and decay rates of deposit accounts in order to generate the results.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of available-for-sale securities and borrowings from the FHLB of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2011, cash and cash equivalents totaled $14.6 million. Securities classified as available-for-sale that are not pledged as collateral, and which provide additional sources of liquidity, totaled $42.5 million at December 31, 2011. In addition, at December 31, 2011, we had a maximum remaining borrowing capacity at the FHLB of approximately $124.3 million. We also have the ability to borrow from the Federal Reserve based upon eligible collateral and have an $8.0 million unsecured discretionary line of credit. At December 31, 2011 and 2010, the Bank had no borrowings with the Federal Reserve and had not taken any advances on the line of credit..

At December 31, 2011, we had $24.3 million of commitments to lend, which was comprised of $7.8 million of loans in process, $6.0 million of unused commercial lines of credit, $4.6 million of commercial commitments, $3.7 million of unused consumer lines of credit, $1.3 million of residential commitments, and $817,000 of consumer commitments. Certificates of deposit due within one year of December 31, 2011 totaled $60.3 million, or 58.0% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. We believe, however, based on past experience that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of December 31, 2011 (dollars in thousands).

	Amounts Due in
		One Year	One to	Three to	After
	Total	or Less	Three Years	Five Years	Five Years
Borrowings	$49,903	$8,406	$29,497	$12,000	$—
Operating lease obligations (1)	635	166	263	177	29
Total	$50,538	$8,572	$29,760	$12,177	$29

(1) Payments are for lease of real property.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits. No further changes in our funding mix are currently planned or expected, other than changes in the ordinary course of business resulting from deposit flows. For information about our costs of funds, see “Results of Operations for the Years Ended December 31, 2011 and 2010—Net Interest Income.”

The following table presents our primary investing and financing activities during the periods indicated (dollars in thousands).

Years Ended December 31,	2011	2010
Investing activities:
Loans disbursed or closed	$(68,163)	$(40,555)
Loan principal repayments	51,602	48,743
Proceeds from maturities and principal repayments of securities	21,282	19,884
Proceeds from sales of securities available-for-sale	10,162	14,449
Purchases of securities	(5,366)	(34,352)

Financing activities:
Increase in deposits	17,978	9,981
Decrease in borrowings	(27,604)	(35,618)

FedFirst Financial Corporation is a separate legal entity from the Bank and must provide for its own liquidity. FedFirst Financial’s financial obligations consist primarily of its operating expenses and payments of dividends to stockholders, when declared. FedFirst Financial has no outstanding indebtedness. FedFirst Financial’s available sources of income are interest and dividends on its investments and dividends from the Bank. The amount of dividends that the Bank can pay to FedFirst Financial in any calendar year without the prior approval of the OCC cannot exceed retained net income for the year plus retained net income for the two prior calendar years.

Capital Management. We are subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

The following table sets forth the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized (dollars in thousands).

					To Be Well
			For Capital		Capitalized
			Adequacy		Under Prompt
	Actual		Purposes		Corrective Action
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$47,771	25.30%	$15,107	8.00%	$18,884	10.00%
Tier 1 capital (to risk-weighted assets)	45,401	24.04	7,553	4.00	11,330	6.00
Tier 1 capital (to adjusted total assets)	45,401	13.59	13,360	4.00	16,700	5.00
Tangible capital (to tangible assets)	45,401	13.59	5,010	1.50	N/A	N/A

December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$46,565	25.44%	$14,641	8.00%	$18,302	10.00%
Tier 1 capital (to risk-weighted assets)	44,277	24.19	7,321	4.00	10,981	6.00
Tier 1 capital (to adjusted total assets)	44,277	12.95	13,681	4.00	17,102	5.00
Tangible capital (to tangible assets)	44,277	12.95	5,130	1.50	N/A	N/A

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

For the year ended December 31, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in FedFirst Financial’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, FedFirst Financial’s internal control over financial reporting.

See Item 8 for management’s report on internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information regarding the directors and officers of FedFirst Financial and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2012 Annual Meeting of Stockholders and to Part I, Item 1 “Business – Executive Officers of the Registrant” to this Annual Report on Form 10-K. FedFirst Financial has adopted a Code of Ethics and Business Conduct which is available on our website at www.firstfederal-savings.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners

The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Stock Ownership” in FedFirst Financial’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in FedFirst Financial’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of FedFirst Financial knows of no arrangements, including any pledge by any person or securities of FedFirst Financial’s, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table provides information at December 31, 2011 for compensation plans under which equity securities may be issued.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options	outstanding options	securities reflected
Plan Category	warrants and rights	warrants and rights	in column (A))
	(A)	(B)	(C)
Equity compensation plans:
Approved by stockholders	140,119	$16.86	159,170
Not approved by stockholders	—	—	—
Total	140,119	$16.86	159,170

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information relating to principal accounting fees and expenses is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation of FedFirst Financial Corporation (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 333-165437) initially filed on March 12, 2010)

3.2	Bylaws of FedFirst Financial Corporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (Registration No. 333-165437) initially filed on March 12, 2010)

10.1	Form of First Federal Savings Bank Employee Severance Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004) (1)

10.2	Director Fee Continuation Agreements dated as of June 30, 1999 by and between First Federal Savings Bank and certain Directors (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004) (1)

10.3	Agreement dated as of November 30, 2011 by and between First Federal Savings Bank and Richard B. Boyer (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on December 2, 2011) (1)

10.4	Split Dollar Life Insurance Agreements dated as of June 30, 1999 by and between First Federal Savings Bank and certain Directors (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004) (1)

10.5	Split Dollar Life Insurance Agreement dated as of June 1, 2002 by and between First Federal Savings Bank and Richard B. Boyer (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004) (1)

10.6	Employment Agreement dated as of May 29, 2002 by and between First Federal Savings Bank and Richard B. Boyer (incorporated herein by reference to Exhibit 10.15 to the Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004) (1)

10.7	Lease Agreement dated as of June 1, 2002 by and between Exchange Underwriters, Inc. and Richard B. and Wendy A. Boyer (incorporated herein by reference to Exhibit 10.17 to the Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004)

10.8	FedFirst Financial Corporation 2011 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Proxy Statement filed on April 15, 2011) (1)

10.9	FedFirst Financial Corporation 2006 Equity Incentive Plan dated as of March 28, 2006 (incorporated herein by reference to Appendix C to the Proxy Statement filed on April 13, 2006)(1)

10.10	Amendment dated as of April 28, 2008 to the Director Fee Continuation Agreements Between First Federal Savings Bank and certain directors (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008) (1)

10.11	Amendment dated as of July 19, 2002 to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008) (1)

10.12	Amendment dated as of September 13, 2005 to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (incorporated herein by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008) (1)

10.13	Employment Agreement dated as of June 1, 2008 by and between Exchange Underwriters, Inc. and Richard B. Boyer (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008) (1)

10.14	Employment Agreement dated as of May 21, 2009 by and between First Federal Savings Bank, FedFirst Financial Corporation and Patrick G. O’Brien (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 13, 2009) (1)

10.15	Consulting Agreement dated as of May 21, 2009 by and between FedFirst Financial Corporation, First Federal Savings Bank and John G. Robinson (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 13, 2009) (1)

10.16	Amendment dated as of October 15, 2009 to the Employment Agreement by and between Exchange Underwriters, Inc. and Richard B. Boyer (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 13, 2009) (1)

10.17	Amendment dated as of April 1, 2010 to the Employment Agreement by and between First Federal Savings Bank, FedFirst Financial Corporation and Patrick G. O’Brien (incorporated herein by reference to Exhibit 10.22 to the Registration Statement on Form S-1/A (Registration No. 333-165437) initially filed on May 6, 2010) (1)

10.18	Amendment dated as of April 1, 2010 to the Employment Agreement by and between Exchange Underwriters, Inc. and Richard B. Boyer (incorporated herein by reference to Exhibit 10.23 to the Registration Statement on Form S-1/A (Registration No. 333-165437) initially filed on May 6, 2010) (1)

10.19	Change in Control Agreement dated as of October 14, 2011 by and between First Federal Savings Bank, FedFirst Financial Corporation and Jamie L. Prah (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on October 17, 2011) (1)

21.0	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.0 to the Registration Statement on Form S-1 (Registration No. 333-165437) initially filed on March 12, 2010)

23.1	Consent of ParenteBeard LLC

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Principal Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Audited Consolidated Financial Statements, tagged as blocks of text (2)

 ___________________

(1) Management contract or compensation plan or arrangement

(2) Furnished, not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FedFirst Financial Corporation

Date: March 21, 2012		/s/ PATRICK G. O’BRIEN
	By:	Patrick G. O’Brien
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ PATRICK G. O’BRIEN	President, Chief Executive	March 21, 2012
Patrick G. O’Brien	Officer and Director
(principal executive officer)

/s/ JAMIE L. PRAH	Senior Vice President and	March 21, 2012
Jamie L. Prah	Chief Financial Officer
(principal accounting and financial officer)

/s/ R. CARLYN BELCZYK	Director	March 21, 2012
R. Carlyn Belczyk

/s/ RICHARD B. BOYER	Director	March 21, 2012
Richard B. Boyer

/s/ JOHN M. KISH	Director	March 21, 2012
John M. Kish

/s/ JOHN J. LACARTE	Director	March 21, 2012
John J. LaCarte

/s/ JOHN M SWIATEK	Director	March 21, 2012
John M Swiatek

/s/ DAVID L. WOHLEBER	Director	March 21, 2012
David L. Wohleber

FINANCIAL STATEMENTS

MANAGEMENT’S REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

FedFirst Financial Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in a report entitled Internal Control — Integrated Framework. Based on our assessment, management has concluded FedFirst Financial Corporation maintained effective internal control over financial reporting as of December 31, 2011.

FedFirst Financial Corporation is neither an accelerated filer nor a large accelerated filer defined by §240.12b-2. Accordingly, the Company and its independent public accounting firm are not required to include in this Annual Report an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to §229.308(a)(4) of Regulation S-K and §210.2-02 (f)(1) of regulation S-X, respectively.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

FedFirst Financial Corporation

Monessen, Pennsylvania

We have audited the accompanying consolidated statements of financial condition of FedFirst Financial Corporation and subsidiaries (“Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FedFirst Financial Corporation and subsidiaries as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Pittsburgh, Pennsylvania

March 21, 2012

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31,	2011	2010
(Dollars in thousands except share data)
Assets:
Cash and cash equivalents:
Cash and due from banks	$1,491	$1,626
Interest-earning deposits	13,080	7,694
Total cash and cash equivalents	14,571	9,320
Securities available-for-sale	52,448	78,708
Loans, net	245,277	230,055
Federal Home Loan Bank (“FHLB”) stock, at cost	5,340	6,556
Accrued interest receivable - loans	1,008	1,038
Accrued interest receivable - securities	236	327
Premises and equipment, net	2,164	2,281
Bank-owned life insurance	8,267	7,998
Goodwill	1,080	1,080
Real estate owned	544	426
Deferred tax assets and tax credit carryforwards	3,096	3,017
Other assets	1,243	2,267
Total assets	$335,274	$343,073

Liabilities and Stockholders’ Equity:
Deposits:
Noninterest-bearing	20,536	15,612
Interest-bearing	201,004	187,950
Total deposits	221,540	203,562
Borrowings	49,289	76,893
Advance payments by borrowers for taxes and insurance	514	455
Accrued interest payable - deposits	228	298
Accrued interest payable - borrowings	202	300
Other liabilities	4,700	2,978
Total liabilities	276,473	284,486

Stockholders’ equity:
FedFirst Financial Corporation stockholders’ equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock $0.01 par value; 20,000,000 shares authorized; 2,991,461 shares issued and 2,957,302 and 2,991,461 shares outstanding	30	30
Additional paid-in-capital	41,630	42,016
Retained earnings - substantially restricted	18,650	18,140
Accumulated other comprehensive loss, net of deferred tax benefit of $107 and $82	(167)	(128)
Unearned Employee Stock Ownership Plan (“ESOP”)	(1,382)	(1,555)
Total FedFirst Financial Corporation stockholders’ equity	58,761	58,503
Noncontrolling interest in subsidiary	40	84
Total stockholders’ equity	58,801	58,587
Total liabilities and stockholders’ equity	$335,274	$343,073

See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2011	2010
(Dollars in thousands, except per share amounts)
Interest income:
Loans	$13,049	$13,366
Securities	2,473	3,404
Other interest-earning assets	10	25
Total interest income	15,532	16,795

Interest expense:
Deposits	2,777	3,344
Borrowings	2,143	3,390
Total interest expense	4,920	6,734
Net interest income	10,612	10,061
Provision for loan losses	850	850
Net interest income after provision for loan losses	9,762	9,211

Noninterest income:
Fees and service charges	602	518
Insurance commissions	2,119	2,324
Income from bank-owned life insurance	269	284
Net gain (loss) on sales of securities	304	(658)
Net loss on sales of real estate owned	(29)	(42)
Other	41	26
Total noninterest income	3,306	2,452

Noninterest expense:
Compensation and employee benefits	7,183	6,051
Occupancy	1,476	1,425
FDIC insurance premiums	255	353
Data processing	530	486
Professional services	752	624
Other	1,569	1,674
Total noninterest expense	11,765	10,613
Income before income tax expense and noncontrolling interest in net income of consolidated subsidiary	1,303	1,050
Income tax expense	432	386
Net income before noncontrolling interest in net income of consolidated subsidiary	871	664
Noncontrolling interest in net income of consolidated subsidiary	12	56
Net income of FedFirst Financial Corporation	$859	$608

Earnings per share:
Basic and diluted	$0.30	$0.21

See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

				Accumulated		Common	Non-	Total
		Additional		Other		Stock	controlling	Stock-	Compre-
	Common	Paid-in-	Retained	Compre-	Unearned	Held in	Interest in	holders’	hensive
	Stock	Capital	Earnings	hensive Loss	ESOP	Treasury	Subsidiary	Equity	Income
(Dollars in thousands, except per share data)

Balance at January 1, 2010	$67	$29,558	$17,619	$(39)	$(1,728)	$(3,113)	$79	$42,443
Comprehensive income:
Net income	—	—	608	—	—	—	56	664	$664
Unrealized loss on securities available-for-sale, net of tax of $(247)	—	—	—	(383)	—	—	—	(383)	(383)
Reclassification adjustment on sales of securities available-for-sale, net of tax of $190	—	—	—	294	—	—	—	294	294
Corporate reorganization
Exchange of common stock held by FedFirst Financial Mutual Holding Company	(36)	19	—	—	—	—	—	(17)
Retirement of common stock held in treasury	(4)	(3,145)	—	—	—	3,149	—	—
Exchange of common stock	(14)	15	—	—	—	—	—	1
Stock offering proceeds, net of offering expenses	17	15,338	—	—	—	—	—	15,355
Purchase of common stock to be held in treasury (1,625 shares)	—	—	—	—	—	(16)	—	(16)
ESOP shares committed to be released (8,182 shares)	—	(82)	—	—	173	—	—	91
Stock-based compensation expense	—	293	—	—	—	—	—	293
Stock awards forfeited	—	20	—	—	—	(20)	—	—
Distribution to noncontrolling shareholder	—	—	—	—	—	—	(51)	(51)
Cash dividends paid ($0.03 per share)	—	—	(87)	—	—	—	—	(87)
Total comprehensive income									575
Less: Comprehensive income attributable to the noncontrolling interest in subsidiary									56
Comprehensive income attributable to FedFirst Financial Corporation									$519

Balance at December 31, 2010	$30	$42,016	$18,140	$(128)	$(1,555)	$—	$84	$58,587

See Notes to the Consolidated Financial Statements

				Accumulated		Non
				Other		controlling	Total
	Common	Additional Paid-in-	Retained	Compre- hensive	Unearned	Interest in	Stock- holders’	Compre- hensive
	Stock	Capital	Earnings	Loss	ESOP	Subsidiary	Equity	Income
(Dollars in thousands, except per share data)

Balance at January 1, 2011	$30	$42,016	$18,140	$(128)	$(1,555)	$84	$58,587
Comprehensive income:
Net income	—	—	859	—	—	12	871	$871
Unrealized gain on securities available-for-sale, net of tax of $103	—	—	—	160	—	—	160	160
Reclassification adjustment on sales of securities available-for-sale, net of tax of $(128)	—	—	—	(199)	—	—	(199)	(199)
Purchase of common stock for retirement (34,159 shares)	—	(464)	—	—	—	—	(464)
ESOP shares committed to be released (8,182 shares)	—	(57)	—	—	173	—	116
Stock-based compensation expense	—	214	—	—	—	—	214
Stock awards issued	—	(79)	—	—	—		(79)
Distribution to noncontrolling shareholder	—	—	—	—	—	(56)	(56)
Cash dividends paid ($0.12 per share)	—	—	(349)	—	—	—	(349)
Total comprehensive income								832
Less: Comprehensive income attributable to the noncontrolling interest in subsidiary								12
Comprehensive income attributable to FedFirst Financial Corporation								$820
Balance at December 31, 2011	$30	$41,630	$18,650	$(167)	$(1,382)	$40	$58,801

See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2011	2010
(Dollars in thousands)
Cash flows from operating activities:
Net income	$859	$608
Adjustments to reconcile net income to net cash provided by operating activities
Noncontrolling interest in net income of consolidated subsidiary	12	56
Provision for loan losses	850	850
Depreciation	557	525
Amortization of intangibles	109	110
Net (gain) loss on sales of available-for-sale securities	(304)	658
Impairment loss on real estate owned	99	206
Net loss on sales of real estate owned	29	42
Deferred income tax (benefit) expense	(3)	477
Net amortization of security premiums and loan costs	470	145
Noncash expense for ESOP	110	90
Noncash expense for stock-based compensation	214	293
Increase in bank-owned life insurance	(269)	(284)
Decrease in other assets	900	173
Increase (decrease) in other liabilities	1,554	(707)
Net cash provided by operating activities	5,187	3,242

Cash flows from investing activities:
Net loan (originations) repayments	(16,561)	8,188
Proceeds from maturities and principal repayments of securities available-for-sale	21,282	19,884
Proceeds from sales of securities available-for-sale	10,162	14,449
Purchases of securities available-for-sale	(5,366)	(34,352)
Purchases of premises and equipment	(440)	(395)
Decrease in FHLB stock, at cost	1,216	345
Proceeds from sales of real estate owned	286	919
Net cash provided by investing activities	10,579	9,038

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(4,200)	2,400
Proceeds from long-term borrowings	—	12,000
Repayments of long-term borrowings	(23,404)	(50,018)
Net increase in deposits	17,978	9,981
Increase (decrease) in advance payments by borrowers for taxes and insurance	59	(20)
Purchase of common stock for stock award grants	(79)	—
Purchase of common stock for retirement	(464)	—
Purchase of common stock to be held in treasury	—	(16)
Net stock offering proceeds	—	15,355
Cash dividends paid	(349)	(87)
Distribution to noncontrolling shareholder	(56)	(51)
Net cash used in financing activities	(10,515)	(10,456)
Net increase in cash and cash equivalents	5,251	1,824
Cash and cash equivalents, beginning of year	9,320	7,496
Cash and cash equivalents, end of year	$14,571	$9,320

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $2,847 and $3,422, respectively)	$5,088	$6,972
Income taxes	73	488
Noncash activities:
Real estate acquired in settlement of loans	$569	$1,170
Extinguishment of common stock held in treasury	—	3,149

See Notes to the Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Nature of Operations

The accompanying audited Consolidated Financial Statements include the accounts of FedFirst Financial Corporation (“FedFirst Financial” or the “Company”), a stock holding company established in 2010, whose wholly owned subsidiary is First Federal Savings Bank (“First Federal” or the “Bank”), a federally chartered stock savings bank, which owns FedFirst Exchange Corporation (“FFEC”). FFEC has an 80% controlling interest in Exchange Underwriters, Inc. (“Exchange Underwriters”). Exchange Underwriters is a full-service, independent insurance agency that offers property and casualty, commercial liability, surety and other insurance products. All significant intercompany transactions have been eliminated.

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

First Federal operates as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans as well as a variety of deposit products for individuals and businesses from eight locations in southwestern Pennsylvania. First Federal conducts insurance brokerage activities through Exchange Underwriters. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), on July 21, 2011 the Office of the Comptroller of the Currency (“OCC”) assumed responsibility from the Office of Thrift Supervision (“OTS”) for the ongoing examination, supervision, and regulation of federal savings associations and rulemaking for all savings associations. In addition, the Dodd-Frank Act transferred OTS functions related to the supervision of savings association holding companies to the Board of Governors of the Federal Reserve System.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company has defined cash and cash equivalents as those amounts included in the statements of financial condition as cash and due from banks and interest-earning deposits.

Securities

The Company classifies securities at the time of purchase as either trading, available-for-sale or held-to-maturity. Securities that the Company has the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are reported at amortized cost. Securities bought and held principally for the purpose of selling them in the near term are classified as securities for trading and reported at fair value with gains and losses included in earnings. The Company had no held-to-maturity or trading securities at December 31, 2011 or 2010. Securities not classified as held-to-maturity or trading securities are classified as securities available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (“OCI”). Interest income includes amortization of purchase premium or discount. Premiums and discounts are amortized and accreted using the level yield method. Net gain or loss on the sale of securities is based on the amortized cost of the specific security sold.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that in management’s judgment should be charged-off. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

Management performs individual assessments of larger impaired loans to determine the existence of loss exposure and, where applicable, the extent of loss exposure based upon the present value of expected future cash flows available to pay the loan, or based upon the estimated realizable collateral where a loan is collateral dependent. Generally, individual residential mortgage and consumer loans are not separately identified for impairment disclosures unless such loans are the subject of a troubled debt restructuring (“TDR”) agreement or are related to a commercial relationship that is collectively evaluated for impairment.

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

A loan whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties is considered a TDR. TDRs typically result from our loss mitigation activities and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. A restructuring for a borrower that is experiencing financial difficulties, but results in only a delay in payment that is insignificant is not considered a concession. Loans classified as TDRs are designated as impaired. Once a loan is classified as a TDR, the determination of income recognition is based on the status of the loan prior to classification. If a loan is in non-accrual status, then it will remain in that classification for a minimum of six consecutive months until uncertainty with respect to collectability no longer exists. Loans that are current at the time of classification will remain on an accrual basis and are monitored. If restructured contractual terms of a loan are not met, then the loan will be placed on nonaccrual status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans criticized as special mention have potential weaknesses that may result in deterioration if uncorrected and not monitored. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass. To determine the appropriate risk rating category, the borrower’s overall financial condition, repayment sources, guarantors, and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. The OCC may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. See Note 3 of the Notes to Consolidated Financial Statements included in this report.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. Total advertising expense was approximately $135,000 and $131,000 for the years ended December 31, 2011 and 2010, respectively.

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

Premises and Equipment

Land is carried at cost. Office properties and equipment are carried at cost less accumulated depreciation and amortization. Buildings and leasehold improvements are depreciated using the straight-line method using useful lives generally ranging from 10 to 40 years.

Furniture, fixtures, and equipment are depreciated using the straight-line method with useful lives generally ranging from three to 10 years. Charges for maintenance and repairs are expensed as incurred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

In connection with our acquisition of Exchange Underwriters, we recorded $1.1 million of goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if impairment indicators arise. The goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. We estimate the fair values of the related operations using discounted cash flows. The forecasts of future cash flows are based on our best estimate of future revenues and operating costs, based primarily on contracts in effect, new accounts and cancellations and operating budgets. The impairment analysis requires management to make subjective judgments concerning how the acquired assets will perform in the future. Events and factors that may significantly affect the estimates include competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and industry and market trends. Changes in these forecasts could cause a reporting unit to either pass or fail the first step in the goodwill impairment model, which could significantly change the amount of impairment recorded. Our annual assessment of potential goodwill impairment was completed in the fourth quarter of 2011. Based on the results of this assessment, no impairment charge was deemed necessary for the years ended December 31, 2011 and 2010.

Intangible Assets

The Company determines the accounting for intangible assets based on their useful life. An intangible asset with a finite useful life is amortized, whereas an intangible asset with an indefinite useful life is not amortized. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company evaluates the remaining useful life of its intangible assets that are being amortized annually to determine whether events and circumstances warrant a revision to the remaining period of amortization.

In 2009, Exchange Underwriters expanded its operation through the acquisition of the Allsurance Insurance Agency (“Allsurance”). The total acquisition cost recorded for Allsurance was $525,000, which included $500,000 of intangible assets related to a non-compete agreement and customer list and $25,000 of premises and equipment. The intangible assets are amortized over their estimated useful lives of four to five years. At December 31, 2011 and 2010, there were $150,000 and $259,000 in net intangible assets, respectively. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of intangible assets may be impaired.

Income Taxes

The provision for income taxes is the total of the current year income tax due or refundable and the change in the deferred tax assets and liabilities. Deferred tax assets and liabilities are the estimated future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The realization of deferred tax assets is assessed and a valuation allowance provided, when necessary, for that portion of the asset which is not likely to be realized. Management believes, based upon current facts, that it is more likely than not there will be sufficient taxable income in future years to realize the deferred tax assets. The Company and its subsidiaries file a consolidated federal income tax return. The Company had no uncertain tax positions at December 31, 2011 and 2010.

Investment in Affordable Housing Projects

The Company accounted for its limited partnership interests in affordable housing projects under the cost-recovery method. The Company received tax credits each year over a 10 year period. The investment was completely amortized at December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2011 and 2010, there was approximately $889,000 and $1.0 million of credits, respectively, that have not been utilized. The credits have been reflected as an asset and are available to be used to offset future taxes payable, with the credits expiring in years 2021 through 2025. Management believes, based upon current facts, that it is more likely than not there will be sufficient income in future years to be able to use the tax credits.

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

Federal Home Loan Bank System

The Company is a member of the Federal Home Loan Bank System. As a member, the Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Deficiencies, if any, in the required investment at the end of any reporting period are purchased in the subsequent reporting period. The investment is carried at cost. No ready market exists for the stock, and it has no quoted market value. The Company may receive dividends on its FHLB capital stock, which are included in interest income and are recognized when declared. In 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock. In October 2010, the FHLB initiated a repurchase program based on outstanding excess capital stock. The amount of excess capital stock repurchased from any member was the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding. In February 2012, the FHLB resumed payments of dividends. Future repurchases of excess capital stock and dividend declarations will be determined on a quarterly basis going forward.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Awards are typically granted with a five year vesting period and a vesting rate of 20% per year. The contractual life of stock options is typically 10 years from the date of grant. The exercise price for options is the closing price on the date of grant. The Company recognizes expense associated with the awards over the vesting period. Unrecognized compensation cost related to nonvested stock-based compensation is recognized ratably over the remaining service period. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on the date of grant is calculated using the Black-Scholes-Merton option pricing model, using assumptions for expected life, expected dividend rate, risk-free interest rate, and an expected volatility. The Company uses the simplified method to determine the expected term because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its shares have been publicly traded.

Fair Value of Financial Instruments

Fair values are determined by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. In some instances, the fair value of certain securities cannot be determined using these techniques due to the lack of relevant market data. As such, these securities are valued using an alternative technique and classified within Level 3 of the fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASU 2011—05 Presentation of Comprehensive Income. In September 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance eliminates the option to present components of other comprehensive income as part of the Statements of Changes to Stockholders’ Equity and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (OCI). The ASU does not change the items that must be reported in OCI. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Guidance must be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted. The Company has determined the adoption of this ASU will not have a material impact on its financial condition and results of operation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2011—08 Testing for Goodwill for Impairment. In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which amends the guidance on testing goodwill impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e. step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company has determined the adoption of this ASU will not have a material impact on its financial condition and results of operation.

ASU 2011-12 Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to concerns regarding the operational ramifications of the presentation requirements for reclassification of items out of accumulated other comprehensive income for current and previous years, the FASB has deferred the implementation date of this provision in ASU 2011-05, Presentation of Comprehensive Income, to allow time for further consideration. The requirement in ASU 2011-05 for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies. The Company has determined the adoption of this ASU will not have a material impact on its financial condition and results of operation.

2.    Securities

The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
Government-sponsored enterprises	$2,000	$3	$—	$2,003
Municipal bonds	6,738	391	4	7,125
Mortgage-backed	16,572	972	—	17,544
REMICs	23,413	916	11	24,318
Corporate debt	3,995	—	2,541	1,454
Equities	4	—	—	4
Total securities available-for-sale	$52,722	$2,282	$2,556	$52,448

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
Government-sponsored enterprises	$7,580	$36	$2	$7,614
Municipal bonds	4,012	284	—	4,296
Mortgage-backed	32,747	1,306	64	33,989
REMICs	30,580	1,095	110	31,565
Corporate debt	3,995	—	2,755	1,240
Equities	4	—	—	4
Total securities available-for-sale	$78,918	$2,721	$2,931	$78,708

The amortized cost and fair value of securities at December 31, 2011 by contractual maturity were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties (dollars in thousands).

	Amortized	Fair
	Cost	Value
Due in less than one year	$—	$—
Due from one to five years	3,386	3,732
Due from five to ten years	9,412	9,559
Due after ten years	39,920	39,153
No scheduled maturity	4	4
Total	$52,722	$52,448

Securities with an amortized cost and fair value of $9.4 million and $9.9 million, respectively, at December 31, 2011 and $11.2 and $12.0 million, respectively, at December 31, 2010 were pledged to secure public deposits and repurchase agreements.

Proceeds from the sale of securities available-for-sale for the year ended December 31, 2011 were $10.2 million and with gross realized gains of $305,000 and gross realized losses of $1,000 for a net gain of $304,000. Proceeds from the sales of securities available-for-sale for the year ended December 31, 2010 were $14.4 million with gross realized gains of $190,000 and gross realized losses of $848,000 for a net loss of $658,000.

The following table presents gross unrealized losses and fair value of securities aggregated by category and length of time that individual securities have been in a continuous loss position at the dates indicated (dollars in thousands).

	Less than 12 months			12 months or more				Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2011	Securitie	Value	Losses	Securities	Value	Losses	Securitie	Value	Losses
Municipal Bonds	1	$572	$4	—	$—	$—	1	$572	$4
REMICs - Government-sponsored enterprises	1	1,531	11	—	—	—	1	1,531	11
Corporate debt	—	—	—	3	1,454	2,541	3	1,454	2,541
Total securities temporarily impaired	2	$2,103	$15	3	$1,454	$2,541	5	$3,557	$2,556

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 months			12 months or more			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2010	Securitie	Value	Losses	Securities	Value	Losses	Securitie	Value	Losses
Government-sponsored enterprises	1	$2,292	$2	—	$—	$—	1	$2,292	$2
Mortgage-backed	3	8,168	64	—	—	—	3	8,168	64
REMICs - Government-sponsored enterprises	2	4,895	110	—	—	—	2	4,895	110
Corporate debt	—	—	—	3	1,240	2,755	3	1,240	2,755
Total securities temporarily impaired	6	$15,355	$176	3	$1,240	$2,755	9	$16,595	$2,931

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

Corporate Debt—At December 31, 2011, the Company had three securities that were in an unrealized loss position for 12 months or greater at an amount of $2.5 million. These securities consist of two pools of insurance company-issued preferred trust obligations. These securities were downgraded from their original rating issuance to below investment grade. The lack of liquidity in the market for this type of security, credit rating downgrades and market uncertainties are factors contributing to the unrealized losses on these securities.

The following table provides additional information related to the Company’s pooled preferred trust obligations at December 31, 2011 (dollars in thousands):

											Additional	Additional
											Immediate	Immediate
											Deferrals/	Deferrals/
											Defaults	Defaults
							Current				Before	Before
							Number		Current		Causing an	Causing a
						S&P /	of		Deferrals		Interest	Break in
Pool	Class	Tranche	Amortized Cost	Fair Value	Unrealized Loss	Fitch Rating	Insurance Companies	Total Collateral	and Defaults	Performing Collateral	Shortfall (a)	Yield (b)
I-PreTSL I	Mezzanine	B-3	$1,500	$548	$(952)	B+/CCC	17	$193,500	$32,500	$161,000	$90,900	$43,000
I-PreTSL II	Mezzanine	B-3	2,495	906	(1,589)	B+/B	26	343,500	17,500	326,000	153,395	122,000
			$3,995	$1,454	$(2,541)

(a)	A temporary interest shortfall is caused by an amount of deferrals/defaults high enough such that there is insufficient cash flow available to pay current interest on the given tranche or by breaching the principal coverage test of the tranche immediately senior to the given tranche. Amounts presented represent additional deferrals/defaults beyond those currently existing that must occur before the security would experience an interest shortfall.

(b)	A break in yield for a given tranche means that deferrals/defaults have reached such a level that the tranche would not receive all of its contractual cash flows (principal and interest) by maturity (so not just a temporary interest shortfall, but an actual loss in yield on the investment). In other words, the magnitude of the defaults/deferrals has depleted all of the credit enhancement (excess interest and over-collateralization) beneath the given tranche. Amounts presented represent additional deferrals/defaults beyond those currently existing that must occur before the security would experience a break in yield.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These securities are evaluated for OTTI by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit-related OTTI exists. Additionally, reports are reviewed that provide information for the amount of deferral/defaults that would have to occur to prevent the tranche from collecting contractual cash flows (principal and interest). None of these securities are projecting a cash flow disruption, nor have any of these securities experienced a cash flow disruption. The Company also reviewed each of the issues’ collateral participants, including their financial condition, ratings provided by A. M. Best (for insurance companies), and adverse conditions specifically related to industry or geographic area. This information did not suggest additional deferrals and defaults in the future that would result in the securities not receiving all of their contractual cash flows. Based on the analysis performed and the fact that the Company does not expect to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company concluded that there is no OTTI on these securities at December 31, 2011.

Other Securities—This category may include Government-Sponsored Enterprises (“GSE”), municipal bonds, mortgage-backed securities, and GSE - REMICS. At December 31, 2011, the Company had a total of two securities with an unrealized loss of $15,000 in these categories, including one GSE-REMIC with an unrealized loss of $11,000 and one municipal bond with an unrealized loss of $4,000. These securities were in an unrealized loss position of less than 12 months. An evaluation of the individual securities was performed whereby we reviewed all credit ratings and noted all remain at investment grade. The GSE-REMIC security is issued and backed by a GSE (“FHLMC”). The Company believes the unrealized loss of these securities is due to changes in market interest rates or changes in market conditions as there was no indication that the issuer was having financial difficulties. The Company does not intend to sell the securities and it is more likely than not be required to sell the securities before their recovery. The Company expects to recover the entire amortized cost basis of these securities and concluded that there is no OTTI on these securities.

FHLB Stock—The Company is a member of the FHLB of Pittsburgh. As a member, the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements in order to obtain low cost products and services offered by the FHLB. Unlike investment securities, FHLB stock does not provide its holders with an opportunity for appreciation because by regulation FHLB stock can only be purchased, redeemed and transferred at par value. At December 31, 2011 and December 31, 2010, the Company’s FHLB stock totaled $5.3 and $6.6 million, respectively.

The Company evaluates impairment in FHLB stock when certain conditions warrant further consideration. In 2008, the FHLB voluntarily suspended dividend payments on its stock as well as the repurchase of excess stock from members. The FHLB stated that this was due to a reduction in core earnings and concern over the FHLB’s capital position. In October 2010, the FHLB initiated a repurchase program based on outstanding excess capital stock. The amount of excess capital stock repurchased from any member was the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding. Based on this evaluation, the FHLB repurchased 5% of our capital stock in the fourth quarter of 2010 and each quarter in 2011. As of December 31, 2011 the Company had $2.4 million of excess capital stock. In February 2012, the FHLB resumed payments of dividends. Future repurchases of excess capital stock and dividend declarations will be determined on a quarterly basis going forward. After evaluating such factors as the capital adequacy of the FHLB, its overall operating performance and the FHLB’s liquidity and funding position, the Company concluded that the par value was ultimately recoverable and no impairment charge was recognized at December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Loans

The following table sets forth the composition of the Company’s loan portfolio at the dates indicated (dollars in thousands).

December 31,	2011	2010
Real estate - mortgage:
One-to-four family residential
Originated	$117,622	$121,376
Purchased	16,304	20,591
Total one-to-four family residential	133,926	141,967
Multi-family
Originated	13,122	4,082
Purchased	5,121	5,261
Total multi-family	18,243	9,343
Commercial	35,307	33,732
Total real estate - mortgage	187,476	185,042
Real estate - construction:
Residential	3,874	6,787
Commercial	8,308	736
Total real estate - construction	12,182	7,523

Consumer:
Home equity
Loan-to-value ratio of 80% or less	30,679	22,628
Loan-to-value ratio of greater than 80%	7,758	8,624
Total home equity	38,437	31,252
Other	1,892	2,090
Total consumer	40,329	33,342
Commercial business	15,445	10,875
Total loans	$255,432	$236,782
Net premium on loans purchased	127	116
Net deferred loan costs	606	697
Loans in process	(7,790)	(4,716)
Allowance for loan losses	(3,098)	(2,824)
Loans, net	$245,277	$230,055

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to 2006, we purchased newly originated single family, fixed-rate mortgage loans to supplement our origination activities. The properties securing the loans are located in 13 states around the country. We underwrote all of the purchased loans to the same standards as loans originated by us.

Commercial and Multi-Family Real Estate Loans. We offer a variety of fixed and adjustable rate mortgage loans secured by commercial property and multi-family real estate. These loans generally have terms of ten years with a 20 year amortization and are typically secured by apartment buildings, office buildings, or manufacturing facilities. Loans are secured by first mortgages, and amounts generally do not exceed 80% of the property’s appraised value. In addition to originating these loans, we also purchase and sell participation loans originated with other financial institutions in the region.

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

We offer home equity installment loans and home equity lines of credit. In 2007, we discontinued offering home equity loans with a maximum loan-to-value ratio greater than 100%. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate. Home equity installment loans have fixed interest rates and terms that range up to 30 years. Home equity loans with a loan-to-value ratio greater than 80% are considered higher risk given the pressure on property values and reduced credit alternatives available to leveraged borrowers.

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

Commercial business loans are higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. A debt service coverage ratio of at least 1.25x and a leverage ratio of less than 3.0x are also applicable to commercial business loans. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We also maintain allowable advance rates for each collateral type to ensure coverage.

The Bank has made loans to executive officers and directors in the ordinary course of business under the same terms and conditions, including interest rates and collateral, as those prevailing for comparable transaction with other customers and did not, in the opinion of management, involve more than normal credit risk. The following table sets forth the changes to loans to executive officers and directors at the dates indicated (dollars in thousands).

December 31,	2011	2010
Balance, beginning of year	1,213	839
Additions	2,075	513
Repayments	(154)	(139)
Loans in process	(376)	—
Balance, end of year	2,758	1,213

 In 2011, the Bank made a $2.1 million commercial construction loan to an affiliate of a director of the Company of which $1.7 million was disbursed and the remaining $376,000 was included as loans in process as of December 31, 2011. In addition, the Bank signed a $1.2 million commercial real estate loan commitment with another affiliate of the same director. This loan is expected to be funded in the second quarter of 2012. See Note 13 of the Notes to Consolidated Financial Statements for further discussion of the Bank’s off-balance sheet commitments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information with respect to our nonperforming assets at the dates indicated (dollars in thousands).

December 31,	2011	2010
Nonaccrual loans:
Real estate - mortgage
One-to-four family residential
Originated	$128	$332
Purchased	1,416	394
Total one-to-four family residential	1,544	726
Multi-family
Originated	—	—
Purchased	—	—
Total multi-family	—	—
Commercial	568	493
Total real estate - mortgage	2,112	1,219

Real estate - construction
Residential	—	—
Commercial	—	—
Total real estate - construction	—	—

Consumer
Home equity
Loan-to-value ratio of 80% or less	—	—
Loan-to-value ratio of greater than 80%	33	—
Total home equity	33	—
Other	—	—
Total consumer	33	—

Commercial business	—	—
Total nonaccrual loans	2,145	1,219
Accruing loans past due 90 days or more	—	—
Total nonaccrual loans and accruing loans past due 90 days or more	2,145	1,219
Real estate owned	544	426
Total nonperforming assets	$2,689	$1,645
Troubled debt restructurings:
In nonaccrual status	$465	$493
Performing under modifed terms	1,565	672
Total troubled debt restructurings	$2,030	$1,165
Total nonperforming loans to total loans	0.84%	0.51%
Total nonperforming assets to total assets	0.80	0.48

At December 31, 2011 nonaccrual loans consisted primarily of nine residential mortgage loans that total $1.5 million, of which one was originated internally in the amount of $128,000 and eight were purchased in the amount of $1.4 million. Of these loans, the eight purchased residential properties were in process of foreclosure at December 31, 2011. The nonaccrual purchased residential loans included one relationship comprised of six loans totaling $1.3 million. Additionally, nonaccrual loans included two commercial real estate relationships, which consisted of three loans in the amount of $568,000, and one home equity loan in the amount of $33,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010 nonaccrual loans consisted primarily of seven residential mortgage loans that total $726,000, of which four were originated internally in the amount of $332,000 and three were purchased in the amount of $394,000. Of these loans, one originated and one purchased residential property in the amounts of $160,000 and $231,000 were in process of foreclosure at December 31, 2010. Additionally, nonaccrual loans included one commercial real estate relationship which consisted of two loans in the amount of $493,000.

The Bank had three relationships classified as TDRs at the dates indicated summarized as follows:

•         One relationship composed of two commercial real estate loans with a total balance of $465,000 and $493,000 at December 31, 2011 and December 31, 2010, respectively. The borrower was experiencing financial difficulties and was given a six month interest-only payment concession in 2010. After conclusion of the interest-only period in 2011, the borrower was unable to consistently make regular loan payments and defaulted on the loans, which resulted in the Bank beginning the foreclosure process on the collateral securing the loans. To halt foreclosure, the borrower signed a forbearance agreement and, in 2012, paid off one of the loans and began making monthly payments. If a payment is missed the foreclosure process will restart. This relationship was evaluated for impairment and it was determined based on an appraisal of the underlying loan collateral that a specific allowance was not necessary because there was sufficient collateral to cover the outstanding loan balance. These loans are included in total nonaccrual loans in the previous table.

•         One commercial real estate participation loan with a balance of $654,000 and $672,000 at December 31, 2011 and December 31, 2010, respectively. Because the borrower believed it would be unable to obtain financing to pay the loan in full upon original maturity in 2010, the loan was modified through a forbearance agreement in 2010 by extending the maturity date by three years to 2013. This loan has demonstrated performance under the modified terms and therefore was in a performing (accrual) status. This relationship was evaluated for impairment and it was determined that a $170,000 specific allowance was necessary due to a decline in the underlying collateral as determined by an appraisal on the property.

•         One relationship that totaled $911,000 at December 31, 2011 and consisted of three commercial real estate loans totaling $760,000 and two consumer loans totaling $151,000 that has been deemed impaired based on the current financial standing of the borrower. In the fourth quarter of 2011, three commercial business loans were consolidated into one commercial real estate loan and additional collateral was obtained. The Bank previously determined a $75,000 specific allowance was necessary based on the current information that was available. However, after enhancing the collateral position and reviewing the updated property appraisals of the underlying loan collateral and the updated valuation of the other business assets securing the loan, it was determined that there was sufficient collateral to cover the outstanding loan balance and, therefore, a specific allowance was no longer necessary at December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information in regards to impaired loans by loan portfolio class at the dates indicated (dollars in thousands).

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2011	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with no related allowance recorded
One-to-four family purchased residential	$1,287	$1,287	$—	$1,290	$11
Commercial real estate	1,447	1,510	—	1,484	60
Home equity (loan-to-value ratio of 80% or less)	140	140	—	143	9
Other consumer	11	11	—	12	1

Impaired loans with an allowance recorded
Commercial real estate	654	654	170	663	32

One-to-four family purchased residential	$1,287	$1,287	$—	$1,290	$11
Commercial real estate	2,101	2,164	170	2,147	92
Home equity (loan-to-value ratio of 80% or less)	140	140	—	143	9
Other consumer	11	11	—	12	1
Total impaired loans	$3,539	$3,602	$170	$3,592	$113

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2010	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with no related allowance recorded
Commercial real estate	$493	$537	$—	$547	$4

Impaired loans with an allowance recorded
Commercial real estate	672	672	170	680	32

Total impaired loans
Commercial real estate	$1,165	$1,209	$170	$1,227	$36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal regulations require us to review and classify our assets on a regular basis. In addition, the OCC has the authority to identify problem assets and, if appropriate, require them to be classified. There are four classifications for problem assets: special mention, substandard, doubtful and loss. The following table presents the classes of the loan portfolio and shows our credit risk profile by internally assigned risk rating at the dates indicated (dollars in thousands).

	Real estate - mortgage					Real estate- construction		Consumer
								Home	Home
	One-to-	One-to-						equity	equity
	four	four						(loan	(loan
	family	family	Multi-	Multi-				to value	to value		Com-
	residential	residential	family	family	Com-	Resi-	Com-	of 80%	of greater	Other	mercial	Loans
December 31, 2011	(originated)	(purchased)	(originated)	(purchased)	mercial	dential	mercial	or less)	than 80%)	Consumer	business	Total
Grade:
Pass	$117,232	$14,888	$13,122	$5,121	$31,026	$3,874	$8,308	$30,539	$7,725	$1,881	$15,445	$249,161
Special Mention	262	—	—	—	2,076	—	—	—	—	—	—	2,338
Substandard	128	1,416	—	—	2,205	—	—	140	33	11	—	3,933
Doubtful	—	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—	—
Total	$117,622	$16,304	$13,122	$5,121	$35,307	$3,874	$8,308	$30,679	$7,758	$1,892	$15,445	$255,432

Real estate-
	Real estate - mortgage					construction		Consumer
								Home	Home
								equity	equity
	One-to-	One-to-						(loan-	(loan-
	four family	four family	Multi-	Multi-				ratio to-value	to-value ratio		Com-
	residential	residential	family	family	Com-	Resi-	Com-	80% of	of greater	Other	mercial	Loans
December 31, 2010	(originated)	(purchased)	(originated)	(purchased)	mercial	dential	mercial	or less)	than 80%)	Consumer	business	Total
Grade:
Pass	$121,044	$20,197	$4,082	$5,261	$29,518	$6,787	$736	$22,483	$8,624	$2,077	$10,196	$231,005
Special Mention	—	—	—	—	2,319	—	—	145	—	13	679	3,156
Substandard	332	394	—	—	1,895	—	—	—	—	—	—	2,621
Doubtful	—	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—	—
Total	$121,376	$20,591	$4,082	$5,261	$33,732	$6,787	$736	$22,628	$8,624	$2,090	$10,875	$236,782

At December 31, 2011, special mention assets were $2.3 million and included three relationships that consisted of four commercial real estate loans and one mortgage loan totaling $2.1 million and $262,000, respectively. Substandard assets were $3.9 million and consisted of $2.1 million of non-accrual loans, two commercial real estate loans in the amount of $877,000 and one relationship that totaled $911,000 and consisted of three commercial real estate loans totaling $760,000 and two consumer loans totaling $151,000. Nonaccrual loans consisted of $1.5 million of residential mortgage loans, $568,000 of commercial real estate loans, and a $33,000 home equity loan. The nonaccrual residential loans included one purchased relationship comprised of six loans totaling $1.3 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about delinquencies in our loan portfolio at the dates indicated (dollars in thousands).

December 31,		2011			2010
			90 Days			90 Days
	30-59	60-89	or	30-59	60-89	or
	Days	Days	Greater	Days	Days	Greater
	Past	Past	Past	Past	Past	Past
	Due	Due	Due	Due	Due	Due
Real estate - mortgage
One-to-four family residential
Originated	$681	$584	$—	$1,109	$59	$332
Purchased	—	172	1,416	260	168	394
Total one-to-four family residential	681	756	1,416	1,369	227	726
Multi-family
Originated	—	—	—	—	—	—
Purchased	—	—	—	—	—	—
Total multi-family	—	—	—	—	—	—
Commercial	25	504	568	753	—	68
Total real estate - mortgage	706	1,260	1,984	2,122	227	794
Real estate - construction
Residential	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Total real estate - construction	—	—	—	—	—	—
Consumer
Home equity
Loan-to-value ratio of 80% or less	68	—	—	89	133	—
Loan-to-value ratio of greater than 80%	48	—	33	—	32	—
Total home equity	116	—	33	89	165	—
Other	1	4	—	2	—	—
Total consumer	117	4	33	91	165	—
Commercial business	28	—	—	—	—	—
Total delinquencies	$851	$1,264	$2,017	$2,213	$392	$794

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

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance on Impaired Loans. We establish an allowance for loans that are individually evaluated and determined to be impaired. The allowance is determined by utilizing one of the three impairment measurement methods. At December 31, 2011, there were five loan relationships that were individually evaluated for impairment, of which three are considered TDRs. The three relationships that are considered TDRs are summarized as follows:

•         One relationship composed of two commercial real estate loans with a total balance of $465,000. The borrower was experiencing financial difficulties and was given a six month interest-only payment concession in 2010. After conclusion of the interest-only period in 2011, the borrower was unable to consistently make regular loan payments and defaulted on the loans, which resulted in the Bank beginning the foreclosure process on the collateral securing the loans. To halt foreclosure, the borrower signed a forbearance agreement and, in 2012, paid off one of the loans and began making monthly payments. If a payment is missed the foreclosure process will restart. This relationship was evaluated for impairment and it was determined based on an appraisal of the underlying loan collateral that a specific allowance was not necessary because there was sufficient collateral to cover the outstanding loan balance. These loans are included in total nonaccrual loans.

•         One commercial real estate participation loan with a balance of $654,000. Because the borrower believed it would be unable to obtain financing to pay the loan in full upon original maturity in 2010, the loan was modified through a forbearance agreement in 2010 by extending the maturity date by three years to 2013. This loan has demonstrated performance under the modified terms and therefore was in a performing (accrual) status. This relationship was evaluated for impairment and it was determined that a $170,000 specific allowance was necessary due to a decline in the underlying collateral as determined by an appraisal on the property.

•         One relationship that totaled $911,000 and consisted of three commercial real estate loans totaling $760,000 and two consumer loans totaling $151,000 that has been deemed impaired based on the current financial standing of the borrower. In the fourth quarter of 2011, three commercial business loans were consolidated into one commercial real estate loan and additional collateral was obtained. The Bank previously determined a $75,000 specific allowance was necessary based on the current information that was available. However, after enhancing the collateral position and reviewing the updated property appraisals of the underlying loan collateral and the updated valuation of the other business assets securing the loan, it was determined that there was sufficient collateral to cover the outstanding loan balance and, therefore, a specific allowance was no longer necessary at December 31, 2011.

 The two relationships that are not considered TDRs are summarized as follows:

•         One purchased residential mortgage relationship consisting of six loans totaling $1.3 million that has been deemed impaired due to the borrower no longer making payments. One loan with a balance of $116,000 was paid off in 2012 and the remaining five loans were in process of foreclosure. It was determined based on an appraisal of the underlying loan collateral that there was sufficient collateral to cover the outstanding loan balance and, therefore, a specific allowance was not established.

•         One commercial real estate relationship totaling $223,000 that has been deemed impaired based on the current financial standing of the borrower. It was determined based on an appraisal of the underlying loan collateral that there was sufficient collateral to cover the outstanding loan balance and, therefore, a specific allowance was not established.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We also consider qualitative or environmental factors that are likely to cause estimated credit losses associated with the bank’s existing portfolio to differ from historical loss experience. Our historical loss experience and qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in our loan portfolio and economy. In 2011, the qualitative factor related to changes in adversely graded loans was adjusted to include a factor for special mention loans. The factors related to changes in the volume and severity of past due loans, nonaccrual loans and adversely graded or classified loans and changes in the value of underlying collateral for collateral dependent loans were also adjusted specifically for the purchased residential loans due to severity of the number of past due loans in this portfolio segment and the continued deterioration of property values, primarily on Michigan properties. The qualitative factor related to changes in underlying collateral on collateral dependent loans was previously adjusted in 2010 due to the current real estate conditions outside the Bank’s footprint, specifically in the Michigan area where the majority of our delinquent purchased loans are located. In addition, in 2011 and 2010, certain historical loss factors were adjusted to place more emphasis on recent and expected loss experience while generally excluding periods where we did not experience any losses.

At December 31, 2011, the allowance for loan losses to total loans ratio was 1.21% compared to 1.19% at December 31, 2010. The increase is primarily due to loan growth and the qualitative factor changes previously noted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions in the allowance for loan losses during 2011 are summarized as follows (dollars in thousands):

	Real estate - mortgage					Real estate- construction		Consumer
	One-to- four family residential (originated)	One-to- four family residential (purchased)	Multi- family (originated)	Multi- family (purchased)	Com- mercial	Resi- dential	Com- mercial	Home equity (loan- to-value ratio of 80% or less)	Home equity (loan- to-value ratio of greater than 80%)	Other Consumer	Com- mercial business	Unal- located	Total

Loan Balance	$117,622	$16,304	$13,122	$5,121	$35,307	$3,874	$8,308	$30,679	$7,758	$1,892	$15,445		$255,432

Allowance for loan losses:
December 31, 2010	$558	$433	$12	$127	$804	$10	$1	$294	$292	$26	$171	$96	$2,824
Charge-offs	—	(489)	—	—	—	—	—	(14)	(64)	(11)	—	—	(578)
Recoveries	—	1	—	—	—	—	—	—	—	1	—	—	2
Provision	(24)	520	27	(3)	54	(4)	11	99	39	8	71	52	850
December 31, 2011	$534	$465	$39	$124	$858	$6	$12	$379	$267	$24	$242	$148	$3,098

Individually evaluated for impairment	$—	$—	$—	$—	$170	$—	$—	$—	$—	$—	$—	$—	$170
Collectively evaluated on historical loss experience	155	235	—	78	59	—	—	104	116	18	3	—	768
Collectively evaluated on qualitative factors	379	230	39	46	629	6	12	275	151	6	239	—	2,012
Unallocated	—	—	—	—	—	—	—	—	—	—	—	148	148

Total allowance for loan losses	$534	$465	$39	$124	$858	$6	$12	$379	$267	$24	$242	$148	$3,098

Percent of Allowance	17.2%	15.0%	1.3%	4.0%	27.7%	0.2%	0.4%	12.2%	8.6%	0.8%	7.8%	4.8%	100.0%

Percent of Loans (1)	46.0%	6.4%	5.1%	2.0%	13.8%	1.5%	3.3%	12.0%	3.1%	0.7%	6.1%		100.0%

(1) Represents percentage of loans in each category to total loans

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions in the allowance for loan losses during 2010 are summarized as follows (dollars in thousands):

	Real estate - mortgage					Real estate-construction		Consumer
	One-to- four family residential (originated)	One-to- four family residential (purchased)	Multi- family (originated)	Multi- family (purchased)	Com- mercial	Resi- dential	Com- mercial	Home equity (loan- to-value ratio of 80% or less)	Home equity (loan- to-value ratio of greater than 80%)	Other Consumer	Com- mercial business	Unal- located	Total

Loan Balance	$121,376	$20,591	$4,082	$5,261	$33,732	$6,787	$736	$22,628	$8,624	$2,090	$10,875		$236,782

Allowance for loan losses:
December 31, 2009	$641	$323	$12	$117	$647	$4	$4	$168	$321	$31	$160	$81	$2,509
Charge-offs	(82)	(181)	—	(46)	—	—	—	(87)	(119)	(18)	(2)	—	(535)
Recoveries	—	—	—	—	—	—	—	—	—	—	—	—	—
Provision	(1)	291	—	56	157	6	(3)	213	90	13	13	15	850
December 31, 2010	$558	$433	$12	$127	$804	$10	$1	$294	$292	$26	$171	$96	$2,824

Individually evaluated for impairment	$—	$—	$—	$—	$170	$—	$—	$—	$—	$—	$—	$—	$170
Collectively evaluated on historical loss experience	160	156	—	80	56	—	—	90	128	20	3	—	693
Collectively evaluated on qualitative factors	398	277	12	47	578	10	1	204	164	6	168	—	1,865
Unallocated	—	—	—	—	—	—	—	—	—	—	—	96	96

Total allowance for loan losses	$558	$433	$12	$127	$804	$10	$1	$294	$292	$26	$171	$96	$2,824

Percent of Allowance	19.8%	15.3%	0.4%	4.5%	28.5%	0.4%	0.0%	10.4%	10.3%	0.9%	6.1%	3.4%	100.0%

Percent of Loans (1)	51.3%	8.7%	1.7%	2.2%	14.2%	2.9%	0.3%	9.6%	3.6%	0.9%	4.6%		100.0%

(1) Represents percentage of loans in each category to total loans

.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Premises and Equipment

Premises and equipment are summarized by major classifications as follows (dollars in thousands).

December 31,	2011	2010
Land and land improvements	$541	$511
Buildings and leasehold improvements	4,664	4,600
Furniture, fixtures and equipment	4,124	3,778
Total, at cost	9,329	8,889
Less: accumulated depreciation	7,165	6,608
Premises and equipment, net	$2,164	$2,281

Depreciation expense was approximately $557,000 and $525,000 for the years ended December 31, 2011 and 2010, respectively.

5.    Deposits

Deposits are summarized as follows (dollars in thousands).

December 31,	2011	2010
Noninterest-bearing demand deposits	$20,536	$15,612
Interest-bearing demand deposits	14,555	13,584
Savings accounts	22,827	21,320
Money market accounts	59,709	58,949
Certificates of deposit	103,913	94,097
Total deposits	$221,540	$203,562

Interest expense by deposit category was as follows (dollars in thousands).

Years ended December 31,	2011	2010
Interest-bearing demand deposits	$33	$39
Savings accounts	99	110
Money market accounts	472	666
Certificates of deposit	2,173	2,529
Total interest expense	$2,777	$3,344

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 totaled $35.4 million and $25.6 million at December 31, 2011 and 2010, respectively.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000. That coverage was made permanent by the Dodd Frank Act. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010. The Bank opted to participate in the unlimited noninterest-bearing transaction account coverage. The Dodd-Frank Act extended the unlimited coverage for certain noninterest-bearing transaction accounts from January 1, 2011 until December 31, 2012 without the opportunity for opt out.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The term noninterest-bearing transaction account includes a traditional checking account or demand deposit account on which the insured depository institution pays no interest. It also includes Interest on Lawyers Trust Accounts (“IOLTAs”). It does not include other accounts, such as traditional checking or demand deposit accounts that may earn interest, NOW accounts and money market deposit accounts.

Scheduled maturities of certificates of deposit were as follows (dollars in thousands):

December 31,	2011		2010
2012	$60,308	2011	$42,690
2013	13,543	2012	25,001
2014	7,468	2013	7,224
2015	6,702	2014	5,558
2016	2,831	2015	6,209
Thereafter	13,061	Thereafter	7,415
Total	$103,913	Total	$94,097

6.    Borrowings

We utilize borrowings as a supplemental source of funds for loans and securities. The primary sources of borrowings are FHLB advances and, to a limited extent, repurchase agreements. At December 31, 2011 and 2010, we had $49.9 million and $77.7 million of borrowings, respectively, of which $46.9 million and $74.7 million, respectively, were FHLB advances and $3.0 million were repurchase agreements. At December 31, 2011, our FHLB advances consisted of fixed rate advances. At December 31, 2010, our FHLB advances consisted of fixed rate advances and a convertible select advance. A convertible select advance is a long-term borrowing that, upon expiration of the fixed rate term and quarterly thereafter, the FHLB may convert to an adjustable rate advance at its option. If the advance is converted to an adjustable rate advance, the Bank has the option to prepay the advance with no prepayment fee. At December 31, 2010, the Company had a $1.5 million in convertible select advance which matured in March 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth borrowings based on their stated maturities and weighted average rates at December 31, 2011 and 2010 (dollars in thousands).

	Weighted
	Average Rate		Balance
December 31,	2011	2010	2011	2010
Due in one year or less	4.15%	3.02%	$8,406	$22,159
Due in one to two years	3.68	4.22	11,497	9,805
Due in two to three years	3.41	3.68	18,000	15,717
Due in three to four years	3.82	3.41	12,000	18,000
Due in four to five years	—	3.82	—	12,000
Total advances	3.69%	3.52%	$49,903	$77,681

Less: deferred premium on modification			$(614)	$(788)

Total advances			$49,289	$76,893

Advances from the FHLB are secured by the Bank’s stock in the FHLB and a blanket lien on the Bank’s qualifying loans. Securities with an amortized cost and fair value of $3.5 million and $3.7 million at December 31, 2011 as compared to $5.5 million and $5.9 million at December 31, 2010, were pledged to adequately secure the repurchase agreements.

The maximum remaining borrowing capacity at the FHLB at December 31, 2011 and 2010 was approximately $124.3 million and $101.6 million, respectively. The advances are subject to restrictions or penalties in the event of prepayment. The Bank also has the ability to borrow from the Federal Reserve based upon eligible collateral and has an $8.0 million unsecured discretionary line of credit. At December 31, 2011 and 2010, the Bank had no borrowings with the Federal Reserve and had not taken any advances on the line of credit.

7.    Earnings Per Share

The following table sets forth basic and diluted earnings per common share at December 31, 2011 and 2010.

Years Ended December 31,	2011	2010
(Dollars in thousands, except per share amounts)
Net income	$859	$608
Weighted-average shares outstanding:
Basic	2,908,639	2,897,469
Effect of dilutive stock options and awards	2,873	1,516
Diluted	2,911,512	2,898,985
Earnings per share:
Basic and diluted	$0.30	$0.21

The dilutive effect on average shares outstanding is the result of stock options outstanding. As of December 31, 2011 and 2010, options to purchase 133,017 and 91,834 shares of common stock, respectively, at a weighted average exercise price of $17.41 and $20.10 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Operating Leases

The Company leases certain properties under operating leases expiring in various years through 2017. Lease expense was $204,000 and $203,000 for the years ended December 31, 2011 and 2010, respectively.

Minimum future rental payments under noncancelable operating leases are as follows (dollars in thousands).

December 31,	2011
2012	$166
2013	156
2014	107
2015	90
2016	87
Thereafter	29
Total	$635

9.    Income Taxes

The difference between actual income tax benefit and the amount computed by applying the federal statutory income tax rate of 34% to income before income tax expenses were reconciled as follows (dollars in thousands).

Years ended December 31,	2011	2010
Computed income tax expense	$439	$338
Increase (decrease) resulting from:
State taxes (net of federal benefit)	20	41
Nontaxable BOLI income	(91)	(97)
Stock-based compensation (ISOs)	51	74
Other, net	13	30
Actual income tax expense	$432	$386
Effective tax rate	33.2%	36.8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as follows (dollars in thousands).

December 31,	2011	2010
Deferred tax assets:
Allowance for loan losses	$1,053	$960
Investments in affordable housing projects	—	32
Postretirement benefits	1,094	674
Net operating loss carryforwards - Federal	—	511
Depreciation and amortization	93	—
Stock-based compensation (NSOs)	118	101
Net unrealized loss on securities available-for-sale	108	32
Other deferred tax assets	—	7
Total deferred tax assets	2,466	2,317
Deferred tax liabilities:
Deferred loan costs	(206)	(237)
Other deferred tax liabilities	(24)	(22)
Depreciation and amortization	—	(100)
Investments in affordable housing projects	(63)	—
Other deferred tax liabilities	(2)	—
Total deferred tax liabilities	(295)	(359)
Net deferred tax assets	2,171	1,958
Tax credit carryforwards	925	1,059
Total deferred tax assets and tax credit carryforwards	$3,096	$3,017

The tax credit carryforwards expiring in 2021 through 2025 are available to offset future taxes payable. The Company determined that it was not required to establish a valuation allowance for deferred tax assets since it is more likely than not that the deferred tax assets will be realized through future taxable income and future reversals of existing taxable temporary differences. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Income tax expense is summarized as follows (dollars in thousands).

Years ended December 31,	2011	2010
Current	$435	$(91)
Deferred	(3)	477
Total income tax expense	$432	$386

10.  Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material affect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Generally, a savings association is considered to be “undercapitalized” if it has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4%. At December 31, 2011 and 2010, the Bank met all capital adequacy requirements to which it is subject and notifications from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change the Bank’s categorization. In September 2010, the Company made a $7.7 million investment in the Bank upon the closing of the second step conversion, as required by OTS regulations. The following table sets forth the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized (dollars in thousands).

					To Be Well
			For Capital		Capitalized
			Adequacy		Under Prompt
	Actual		Purposes		Corrective Action
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$47,771	25.30%	$15,107	8.00%	$18,884	10.00%
Tier 1 capital (to risk-weighted assets)	45,401	24.04	7,553	4.00	11,330	6.00
Tier 1 capital (to adjusted total assets)	45,401	13.59	13,360	4.00	16,700	5.00
Tangible capital (to tangible assets)	45,401	13.59	5,010	1.50	N/A	N/A

December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$46,565	25.44%	$14,641	8.00%	$18,302	10.00%
Tier 1 capital (to risk-weighted assets)	44,277	24.19	7,321	4.00	10,981	6.00
Tier 1 capital (to adjusted total assets)	44,277	12.95	13,681	4.00	17,102	5.00
Tangible capital (to tangible assets)	44,277	12.95	5,130	1.50	N/A	N/A

The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at the dates indicated (dollars in thousands).

December 31,	2011	2010
GAAP equity	$46,464	$45,488
Goodwill and certain other intangible assets	(1,230)	(1,339)
Accumulated other comprehensive loss	167	128
Tier 1 capital	45,401	44,277
General regulatory allowance for loan losses*	2,370	2,288
Total capital	$47,771	$46,565

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

After two years from the date of conversion and upon the written request of the OCC, the Company will eliminate or transfer the liquidation account and the interests in such account to the Bank and the liquidation account would become the liquidation account of the Bank and not subject in any manner or amount to the Company’s creditors. Also, under the rules and regulations of the OCC, no post-conversion merger, consolidation, or similar combination or transaction with another depository institution in which the Company or the Bank is not the surviving institution would be considered liquidation and, in such a transaction, the liquidation account would be assumed by the surviving institution.

11.  Benefit Plans

401(k) Plan

The Company maintains a 401(k) plan for all salaried employees and may make a discretionary contribution to the plan based on a computation in relation to net income and compensation expense. The Company also matches the first 5% of employee deferrals on a graduated scale of 100% of the first 3% and 50% for the next 2% for a maximum match of 4%. Plan expense was approximately $145,000 and $141,000 for the years ended December 31, 2011 and 2010, respectively. A full-time employee is eligible to participate in the plan after three months of employment, the attainment of age 21, and completion of 250 hours of service each Plan year.

Supplemental Executive Retirement Plan

The Company maintains a nonqualified defined benefit supplemental executive retirement plan (“SERP”) for certain directors. The present value of estimated supplemental retirement benefits is charged to operations. A set retirement benefit is provided to the directors.

The agreements for the nonqualified defined contribution SERP between the Bank and certain current and former key executive officers were terminated in November 2011. Substantially all of the liabilities associated with the executive SERP agreements were previously recorded as an expense by the Company in prior years. The Company recorded a one-time, pre-tax expense of $970,000 in the fourth quarter of 2011 in connection with the termination of the outstanding executive SERP agreements. Benefit payments are expected to occur in the fourth quarter of 2012.

The expense for the SERP plans for the years ended December 31, 2011 and 2010 was approximately $1.4 million and $318,000, respectively. The increase in expense is related to the termination of the executive SERP.

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

ESOP compensation expense was $110,000 for the year ended December 31, 2011 compared to $90,000 for the year ended December 31, 2010. There were 8,182 shares earned and committed to be released and 39,911 allocated shares at December 31, 2011. At December 31, 2010, there were 8,182 shares earned and committed to be released and 35,105 allocated shares. The 65,459 and 73,641 remaining unearned/unallocated shares at December 31, 2011 and 2010 had an approximate fair market value of $897,000 and $1.0 million, respectively.

12.  Stock-Based Compensation

In 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”). The purpose of the 2006 Plan is to promote the Company’s success and enhance its value by linking the personal interests of its employees, officers, directors and directors emeritus to those of the Company’s stockholders, and by providing participants with an incentive for outstanding performance. All of the Company’s salaried employees, officers and directors are eligible to participate in the 2006 Plan. The 2006 Plan authorizes the granting of options to purchase shares of the Company’s stock, which may be non-statutory stock options or incentive stock options, and restricted stock which is subject to restrictions on transferability and subject to forfeiture. The 2006 Plan reserved an aggregate number of 214,787 shares of which 153,419 may be issued in connection with the exercise of stock options and 61,367 may be issued as restricted stock. As of December 31, 2011, there were 1,483 shares available to be issued in connection with the exercise of stock options and 6,769 shares that may be issued as restricted stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes expense associated with the awards over the five-year vesting period. Compensation expense was $214,000 for the year ended December 31, 2011 compared to $293,000 for the year ended December 31, 2010. As of December 31, 2011, there was $316,000 of total unrecognized compensation cost related to nonvested stock-based compensation compared to $282,000 at December 31, 2010. The compensation expense cost at December 31, 2011 is expected to be recognized ratably over the weighted average remaining service period of 3.8 years. The Company realized a tax benefit for stock options (NSOs) of $17,000 for the year ended December 31, 2011 compared to tax expense of $9,000 for the year ended December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Stock Options
		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Remaining
Stock-Based Compensation	Shares	Price	Term
Outstanding at December 31, 2009	102,750	$19.03	7.09
Granted	—	—
Exercised or converted	—	—
Forfeited	2,557	15.76
Expired	1,231	17.11
Fractional shares (1)	26
Outstanding at December 31, 2010	98,936	$19.13	6.06
Granted	53,000	13.64
Exercised or converted	—	—
Forfeited	—	—
Expired	11,817	21.35
Outstanding at December 31, 2011	140,119	$16.86	6.86

Exercisable at December 31, 2011	76,099	$19.86	4.89

(1) Represents adjustment for total of fractional shares on a participant level due to second step conversion.

	Stock Options		Restricted Stock Awards
	Number of	Fair-Value	Number of	Fair-Value
	Shares	Price	Shares	Price
Nonvested at December 31, 2009	53,175	$6.04	23,060	$17.15
Granted	—	—	—	—
Vested	19,792	6.31	8,570	19.25
Forfeited	2,557	6.12	1,278	15.76
Fractional Shares (1)	14	—	11	—
Nonvested at December 31, 2010	30,812	$5.86	13,201	$16.81
Granted	53,000	3.24	5,000	15.38
Vested	19,792	6.31	8,569	19.24
Forfeited	—	—	—	—
Nonvested at December 31, 2011	64,020	$3.55	9,632	$13.90

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The primary investment vehicles for the Company for the years ended December 31, 2011 and 2010 were mortgage-backed securities, which are comprised of diversified individual residential mortgage notes, and REMICs (real estate mortgage investment conduits), which represent a participation interest in a pool of mortgages. Mortgage-backed securities are guaranteed as to the timely repayment of principal and interest by a Government-sponsored enterprise. REMICs are created by redirecting the cash flows from the pool of mortgages underlying those securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. REMICs may be sponsored by U.S. Government agencies and Government-sponsored enterprises. Investments in other securities consist of Government-sponsored enterprise securities and municipal bonds which are made to provide and maintain liquidity within the guidelines of applicable regulations.

Substantially all of the Company’s loans, excluding those serviced by others, are made to customers located in southwestern Pennsylvania. The Company does not have any other concentration of credit risk representing greater than 10% of loans.

Off-Balance Sheet Risk

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit on consumer and commercial lines of credit, fixed rate residential, and home equity installment commitments, and are summarized as follows at the dates indicated (dollars in thousands).

December 31,	2011	2010
Loans in process	$7,790	$4,716
Unused consumer revolving lines of credit	3,693	3,152
Unused commercial lines of credit	6,034	5,103
One-to-four family residential commitments	1,345	443
Commercial commitments	4,643	—
Consumer commitments	817	897
Total commitments outstanding	$24,322	$14,311

In 2011, the Bank made a $2.1 million commercial construction loan to an affiliate of a director of the Company of which $1.7 million was disbursed and the remaining $376,000 was included as loans in process as of December 31, 2011. In addition, the Bank signed a $1.2 million commercial real estate loan commitment with another affiliate of the same director. This loan is expected to be funded in the second quarter of 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of December 31, 2011 and 2010 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to December 31, 2011 and 2010 may be different than the amounts reported at each period end.

The fair value hierarchy prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1	–	Quoted prices for identical instruments in active markets.

Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are active, and model-derived valuations in which significant inputs or significant drivers are observable in active markets.

Level 3	–	Valuations derived from valuation techniques in which one or more significant inputs or significant drivers are unobservable.

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

At December 31, 2011, Level 3 includes 10 securities totaling $1.5 million. This balance is comprised of seven odd-lot mortgage-backed securities at $32,000 and three corporate debt securities at $1.5 million, which are pooled trust preferred insurance company term obligations. The mortgage-backed securities, which were AAA rated at purchase, do not have an active market due to their size and nature and as such the Company has used an alternative method to determine the fair value of these securities. The fair value has been determined using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions. The corporate debt securities, which were rated A at purchase and are currently rated below investment grade, could not be priced using quoted market prices, observable market activity or comparable trades, and the financial market was considered not active. The trust preferred market has been severely impacted by the lack of liquidity in the credit markets and concern over the financial services industry. Fair values for trust preferred securities were obtained from pricing sources with reasonable pricing transparency, taking into account other unobservable inputs related to the risks for each issuer. The pooled trust preferred corporate term obligations owned are collateralized by the trust preferred securities of insurance companies in the United States. There has been little or no active trading in these securities; therefore it was more appropriate to determine fair value using a discounted cash flow analysis. Determining the appropriate discount rate for the discounted cash flow analysis combined current and observable market spreads for comparable structured credit products with specific risks identified within each issue. The observable market spreads incorporated both credit and liquidity premiums.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For financial assets measured at fair value on a recurring basis, the following tables set forth the fair value measurements by fair value hierarchy at the dates indicated (dollars in thousands).

	December 31, 2011	December 31, 2010
Significant other observable inputs (Level 2)
Government-sponsored enterprises	$2,003	$7,614
Municipal bonds	7,125	4,296
Mortgage-backed	17,512	33,951
REMICs	24,318	31,565
Equities	4	4
Total significant other observable inputs (Level 2)	50,962	77,430

Significant unobservable inputs (Level 3)
Mortgage-backed	32	38
Corporate debt	1,454	1,240
Total significant unobservable inputs (Level 3)	1,486	1,278
Total securities	$52,448	$78,708

		Significant
		Unobservable Inputs
		(Level 3)
December 31, 2009		$3,576
Total unrealized losses		(836)
Paydowns and maturities		(300)
Net transfers out of level 3		(1,162)
December 31, 2010		$1,278
Total unrealized gains		214
Paydowns and maturities		(6)
December 31, 2011		$1,486

	December 31, 2011	December 31, 2010

The amount of total unrealized gains (losses) for the year included in earnings (or changes in net assets) attributable to the change in unrealized gains (losses) relating to assets still held at year end	$214	$(836)

For financial assets measured at fair value on a nonrecurring basis, the following tables set forth the fair value measurements by fair value hierarchy (dollars in thousands):

Level 2	December 31, 2011	December 31, 2010
Impaired loans	$3,369	$995
Real estate owned	544	426

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following presents the fair value of financial instruments. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be sustained by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. In addition, the following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2011 and 2010:

Cash and Cash Equivalents

The carrying amounts approximate the asset’s fair values.

Securities (Including Mortgage-Backed Securities)

The fair value of securities are determined by a third-party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates (Level 2). In some instances, the fair value of certain securities cannot be determined using these techniques due to the lack of relevant market data. As such, these securities are valued using an alternative technique and classified within Level 3 of the fair value hierarchy. Alternative techniques include using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions or obtaining fair values from pricing sources with reasonable pricing transparency, taking into account other unobservable inputs related to the risks for each issuer.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings

The fair value of the FHLB advances and repurchase agreements are estimated using a discounted cash flow calculation using the current FHLB advance yield curve. This is the method that the FHLB of Pittsburgh used to determine the cost of terminating the borrowing contract. The FHLB of Pittsburgh issues a valuation report for convertible select advances.

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

The following table sets forth the carrying amount and estimated fair value of financial instruments (dollars in thousands).

December 31,	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$14,571	$14,571	$9,320	$9,320
Securities	52,448	52,448	78,708	78,708
Loans, net	245,277	256,446	230,055	236,463
FHLB stock	5,340	5,340	6,556	6,556
Accrued interest receivable	1,244	1,244	1,365	1,365

Financial liabilities:
Deposits	221,540	224,371	203,562	205,204
Borrowings	49,289	52,179	76,893	79,764
Accrued interest payable	430	430	598	598

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Condensed Financial Statements of Parent Company

Financial information pertaining only to FedFirst Financial Corporation (dollars in thousands).

Statements of Financial Condition

December 31,	2011	2010
Assets:
Cash and cash equivalents	$10,321	$10,924
Investment in the Bank	46,464	45,404
Loan receivable, ESOP	1,623	1,780
Other assets	379	587
Total assets	$58,787	$58,695

Liabilities and Stockholders’ Equity:
Accrued expenses	26	192
Stockholders’ equity	58,761	58,503
Total liabilities and stockholders’ equity	$58,787	$58,695

Statements of Operations

Years ended December 31,	2011	2010
Interest income	$102	$111
Operating income	1	1
Operating expense	278	200
Loss before undistributed net income of subsidiary and income tax benefit	(175)	(88)
Undistributed net income of subsidiary	975	666
Income before income tax benefit	800	578
Income tax benefit	(59)	(30)
Net income	$859	$608

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash Flows

Years ended December 31,	2011	2010
Cash flows from operating activities:
Net income	$859	$608
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income in subsidiary	(975)	(666)
Noncash expense for stock-based compensation	214	293
Decrease (increase) in other assets	200	(233)
(Decrease) increase in other liabilities	(166)	164
Net cash provided by operating activities	132	166

Cash flows from investing activities:
ESOP loan principal payments received	157	148
Investment in First Federal Savings Bank	—	(7,700)
Net cash provided by (used in) investing activities	157	(7,552)

Cash flows from financing activities:
Purchase of common stock for stock award grants	(79)	—
Purchase of common stock for retirement	(464)	—
Purchases of common stock to be held in treasury	—	(16)
Net stock offering proceeds	—	15,355
Cash dividends paid	(349)	(87)
Net cash (used in) provided by financing activities	(892)	15,252
Net (decrease) increase in cash and cash equivalents	(603)	7,866
Cash and cash equivalents at beginning of year	10,924	3,058
Cash and cash equivalents at end of year	$10,321	$10,924

16.  Segment and Related Information

The consolidated operating results of FedFirst Financial are presented as a single financial services segment. FedFirst Financial is the parent company of the Bank, which owns FFEC. FFEC has an 80% controlling interest in Exchange Underwriters. Exchange Underwriters is managed separately from the banking and related financial services that the Company offers. Exchange Underwriters is an independent insurance agency that offers property and casualty, commercial liability, surety and other insurance products.

Following is a table of selected financial data for the Company’s subsidiaries and consolidated results for 2011 and 2010 (dollars in thousands).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	First Federal	Exchange	FedFirst
	Savings Bank	Underwriters, Inc.	Financial Corporation	Net Eliminations	Consolidated

December 31, 2011
Assets	$335,151	$1,041	$58,787	$(59,705)	$335,274
Liabilities	288,645	506	26	(12,704)	276,473
Stockholders’ equity	46,506	535	58,761	(47,001)	58,801

December 31, 2010
Assets	$343,469	$1,422	$58,695	$(60,513)	$343,073
Liabilities	297,977	667	192	(14,350)	284,486
Stockholders’ equity	45,492	755	58,503	(46,163)	58,587

Year Ended December 31, 2011
Total interest income	$15,529	$3	$102	$(102)	$15,532
Total interest expense	5,022	—	—	(102)	4,920
Net interest income	10,507	3	102	—	10,612
Provision for loan losses	850	—	—	—	850
Net interest income after provision for loan losses	9,657	3	102	—	9,762
Noninterest income	1,185	2,120	1	—	3,306
Noninterest expense	9,505	1,982	278	—	11,765
Undistributed net income of subsidiary	61	—	975	(1,036)	—
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	1,398	141	800	(1,036)	1,303
Income tax expense (benefit)	411	80	(59)	—	432
Net income before noncontrolling interest in net income of consolidated subsidiary	987	61	859	(1,036)	871
Noncontrolling interest in net income of consolidated subsidiary	12	—	—	—	12
Net income	$975	$61	859	$(1,036)	$859

Year Ended December 31, 2010
Total interest income	$16,786	$9	$111	$(111)	$16,795
Total interest expense	6,845	—	—	(111)	6,734
Net interest income	9,941	9	111	—	10,061
Provision for loan losses	850	—	—	—	850
Net interest income after provision for loan losses	9,091	9	111	—	9,211
Noninterest income	122	2,329	1	—	2,452
Noninterest expense	8,586	1,827	200	—	10,613
Undistributed net income of subsidiary	280	—	666	(946)	—
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	907	511	578	(946)	1,050
Income tax expense (benefit)	185	231	(30)	—	386
Net income before noncontrolling interest in net income of consolidated subsidiary	722	280	608	(946)	664
Noncontrolling interest in net income of consolidated subsidiary	56	—	—	—	56
Net income	$666	$280	608	$(946)	$608

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  Quarterly Financial Information (Unaudited)

The following table summarizes selected information regarding the Company’s results of operations for the periods indicated (dollars in thousands). Quarterly earnings (loss) per share data may vary from annual loss per share due to rounding.

	March 31,	June 30,	September 30,	December 31,
Three Months Ended	2011	2011	2011	2011
Interest income	$3,932	$3,913	$3,904	$3,783
Interest expense	1,332	1,268	1,199	1,121
Net interest income	2,600	2,645	2,705	2,662
Provision for loan losses	250	200	325	75
Net interest income after provision for loan losses	2,350	2,445	2,380	2,587
Noninterest income	834	756	727	989
Noninterest expense	2,737	2,807	2,689	3,532
Income before income tax expense and noncontolling interest in net income (loss) of consolidated subsidiary	447	394	418	44
Income tax expense	161	138	133	—
Net income before noncontrolling interest in net income (loss) of consolidated subsidiary	286	256	285	44
Noncontrolling interest in net income (loss) of consolidated subsidiary	18	10	(5)	(11)
Net income	$268	$246	$290	$55
Earnings per share basic and diluted	$0.09	$0.08	$0.10	$0.02
Dividends per share	0.03	0.03	0.03	0.03

	March 31,	June 30,	September 30,	December 31,
Three Months Ended	2010	2010	2010	2010
Interest income	$4,364	$4,233	$4,178	$4,020
Interest expense	1,864	1,799	1,617	1,454
Net interest income	2,500	2,434	2,561	2,566
Provision for loan losses	200	200	200	250
Net interest income after provision for loan losses	2,300	2,234	2,361	2,316
Noninterest income (loss)	926	782	672	72
Noninterest expense	2,582	2,540	2,583	2,908
Income (loss) before income tax expense (benefit) and noncontolling interest in net income of consolidated subsidiary	644	476	450	(520)
Income tax expense (benefit)	237	168	152	(171)
Net income (loss) before noncontrolling interest in net income of consolidated subsidiary	407	308	298	(349)
Noncontrolling interest in net income of consolidated subsidiary	33	13	3	7
Net income (loss)	$374	$295	$295	$(356)
Earnings per share basic and diluted	$0.13	$0.10	$0.10	$(0.12)
Dividends per share	N/A	N/A	N/A	0.03

