Form 10-Q
period 2012-03-31
FedFirst Financial Corp
filed 2012-05-10
CIK 1486058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

                        ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 7, 2012, the issuer had 2,908,542 shares of common stock outstanding.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AT
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	March 31,	December 31,
(Dollars in thousands, except share data)	2012	2011
Assets:

Cash and cash equivalents:
Cash and due from banks	$ 1,530	$ 1,491
Interest-earning deposits	21,574	13,080
Total cash and cash equivalents	23,104	14,571

Securities available-for-sale	51,553	52,448
Loans, net	245,873	245,277
Federal Home Loan Bank (“FHLB”) stock, at cost	5,073	5,340
Accrued interest receivable - loans	976	1,008
Accrued interest receivable - securities	251	236
Premises and equipment, net	2,083	2,164
Bank-owned life insurance	8,332	8,267
Goodwill	1,080	1,080
Real estate owned	374	544
Deferred tax assets	3,225	3,096
Other assets	1,176	1,243
Total assets	$ 343,100	$ 335,274

Liabilities and Stockholders’ Equity:

Deposits:
Noninterest-bearing	$ 25,901	$ 20,536
Interest-bearing	206,160	201,004
Total deposits	232,061	221,540

Borrowings	47,080	49,289
Advance payments by borrowers for taxes and insurance	652	514
Accrued interest payable - deposits	200	228
Accrued interest payable - borrowings	192	202
Other liabilities	4,489	4,700
Total liabilities	284,674	276,473

Stockholders’ equity
FedFirst Financial Corporation stockholders’ equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock $0.01 par value; 20,000,000 shares authorized; 2,912,302 and 2,957,302 shares issued and outstanding	29	30
Additional paid-in-capital	41,018	41,630
Retained earnings - substantially restricted	19,021	18,650
Accumulated other comprehensive loss, net of deferred tax benefit of $(224) and $(107)	(348)	(167)
Unearned Employee Stock Ownership Plan (“ESOP”)	(1,339)	(1,382)
Total FedFirst Financial Corporation stockholders’ equity	58,381	58,761
Noncontrolling interest in subsidiary	45	40
Total stockholders’ equity	58,426	58,801
Total liabilities and stockholders’ equity	$ 343,100	$ 335,274

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	Three Months
	Ended March 31,
(Dollars in thousands, except per share data)	2012	2011

Interest income:
Loans	$ 3,150	$ 3,219
Securities - taxable	428	710
Securities - tax exempt	35	-
Other interest-earning assets	6	3
Total interest income	3,619	3,932

Interest expense:
Deposits	602	711
Borrowings	454	621
Total interest expense	1,056	1,332
Net interest income	2,563	2,600

Provision for loan losses	160	250
Net interest income after provision for loan losses	2,403	2,350

Noninterest income:
Fees and service charges	155	124
Insurance commissions	626	629
Income from bank-owned life insurance	65	68
Net loss on sales of available-for-sale securities	-	(1)
Net loss on sales of real estate owned	(18)	(3)
Other	11	17
Total noninterest income	839	834

Noninterest expense:
Compensation and employee benefits	1,377	1,601
Occupancy	317	354
FDIC insurance premiums	58	86
Data processing	137	124
Professional services	252	179
Other	363	393
Total noninterest expense	2,504	2,737

Income before income tax expense and noncontrolling interest in net income of consolidated subsidiary	738	447
Income tax expense	265	161
Net income before noncontrolling interest in net income of consolidated subsidiary	473	286
Noncontrolling interest in net income of consolidated subsidiary	17	18
Net income of FedFirst Financial Corporation	$ 456	$ 268

Earnings per share:
Basic and diluted	$ 0.16	$ 0.09

Weighted-average shares outstanding:
Basic	2,855,926	2,905,642
Diluted	2,860,753	2,911,768

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR

THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	Three Months
	Ended March 31,
(Dollars in thousands)	2012	2011

Net income before noncontrolling interest in net income of consolidated subsidiary	$ 473	$ 286

Other comprehensive (loss) income:
Unrealized (loss) gain on securities available-for-sale, net of income tax (benefit) expense	(181)	586
Reclassification adjustment on sales of securities available-for-sale, net of income tax (benefit) expense	-	(35)
Other comprehensive (loss) income, net of income tax (benefit) expense	(181)	551
Comprehensive income	292	837
Less: Comprehensive income attributable to the noncontrolling interest in subsidiary	17	18
Comprehensive income attributable to FedFirst Financial Corporation	$ 275	$ 819

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

				Accumulated
		Additional		Other		Noncontrolling	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Interest in	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Gain (Loss)	ESOP	Subsidiary	Equity
Balance at January 1, 2011	$30	$42,016	$18,140	$(128)	$(1,555)	$84	$58,587
Comprehensive income:
Net income	-	-	268	-	-	18	286
Other comprehensive income, net of tax of $354	-	-	-	551	-	-	551
ESOP shares committed to be released	-	(15)	-	-	43	-	28
Stock-based compensation expense	-	73	-	-	-	-	73
Distribution to noncontrolling shareholder	-	-	-	-	-	(56)	(56)
Dividends paid ($0.03 per share)	-	-	(87)	-	-	-	(87)
Balance at March 31, 2011	$30	$42,074	$18,321	$423	$(1,512)	$46	$59,382

				Accumulated
		Additional		Other		Noncontrolling	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Interest in	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Loss	ESOP	Subsidiary	Equity
Balance at January 1, 2012	$30	$41,630	$18,650	$(167)	$(1,382)	$40	$58,801
Comprehensive income (loss):
Net income	-	-	456	-	-	17	473
Other comprehensive loss, net of tax of $(117)	-	-	-	(181)	-	-	(181)
Purchase and retirement of common stock	(1)	(625)	-	-	-	-	(626)
ESOP shares committed to be released	-	(15)	-	-	43	-	28
Stock-based compensation expense	-	28	-	-	-	-	28
Distribution to noncontrolling shareholder	-	-	-	-	-	(12)	(12)
Dividends paid ($0.03 per share)	-	-	(85)	-	-	-	(85)
Balance at March 31, 2012	$29	$41,018	$19,021	$(348)	$(1,339)	$45	$58,426

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE

MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

Three Months

	Ended March 31,
(Dollars in thousands)	2012	2011
Cash flows from operating activities:
Net income of FedFirst Financial Corporation	$ 456	$ 268
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest in net income of consolidated subsidiary	17	18
Provision for loan losses	160	250
Depreciation	107	128
Amortization of intangibles	27	27
Net loss on sales of available-for-sale securities	-	1
Net loss on sale of real estate owned	18	3
Net amortization of security premiums and loan costs	163	88
Noncash expense for ESOP	28	28
Noncash expense for stock-based compensation	28	73
Increase in bank-owned life insurance	(65)	(68)
Decrease in other assets	52	727
Decrease in other liabilities	(249)	(310)
Net cash provided by operating activities	742	1,233

Cash flows from investing activities:
Net loan originations	(808)	(7,994)
Proceeds from maturities of and principal repayments of securities available-for-sale	5,673	7,293
Proceeds from sales of securities available-for-sale	-	2,006
Purchases of securities available-for-sale	(5,187)	-
Purchases of premises and equipment	(26)	(158)
Decrease in FHLB stock, at cost	267	328
Proceeds from sales of real estate owned	145	105
Net cash provided by investing activities	64	1,580

Cash flows from financing activities:
Net decrease in short-term borrowings	-	(4,200)
Repayments of long-term borrowings	(2,209)	(14,312)
Net increase in deposits	10,521	14,128
Decrease in advance payments by borrowers for taxes and insurance	138	187
Purchase and retirement of common stock	(626)	-
Dividends paid	(85)	(87)
Distribution to noncontrolling shareholder	(12)	(56)
Net cash provided by (used in) financing activities	7,727	(4,340)

Net increase (decrease) in cash and cash equivalents	8,533	(1,527)
Cash and cash equivalents, beginning of period	14,571	9,320

Cash and cash equivalents, end of period	$ 23,104	$ 7,793

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $630 and $764 respectively)	$ 1,094	$ 1,447
Income tax expense	284	31

Real estate acquired in settlement of loans	-	155

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

The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Note 2.  Recent Accounting Pronouncements

ASU 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The ASU is the result of joint efforts by the FASB and International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments to ASC 820, Fair Value Measurement. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some could change how the fair value measurement guidance in ASC 820 is applied. The ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s financial condition and results of operation.

ASU 2011-05 Presentation of Comprehensive Income. In September 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance eliminates the option to present components of other comprehensive income as part of the Statements of Changes to Stockholders’ Equity and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The ASU does not change the items that must be reported in OCI. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Guidance must be applied retrospectively for all periods presented in the financial statements. The adoption of this ASU did not have a material impact on the Company’s financial condition and results of operation.

ASU 2011-08 Testing for Goodwill for Impairment. In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which amends the guidance on testing goodwill impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e. step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU will not have a material impact on the Company’s financial condition and results of operation.

ASU 2011-12 Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to concerns regarding the operational ramifications of the presentation requirements for reclassification of items out of accumulated other comprehensive income for current and previous years, the FASB has deferred the implementation date of this provision in ASU 2011-05, Presentation of Comprehensive Income, to allow time for further consideration. The requirement in ASU 2011-05 for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies. The adoption of this ASU did not have a material impact on the Company’s financial condition and results of operation.

Note 3.  Securities

The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2012	Cost	Gains	Losses	Value
Municipal bonds	$8,806	$420	$84	$9,142
Mortgage-backed	15,303	952	-	16,255
REMICs	24,017	899	3	24,913
Corporate debt	3,995	-	2,756	1,239
Equities	4	-	-	4
Total securities available-for-sale	$52,125	$2,271	$2,843	$51,553

December 31, 2011
Government-Sponsored Enterprises	$2,000	$3	$-	$2,003
Municipal bonds	6,738	391	4	7,125
Mortgage-backed	16,572	972	-	17,544
REMICs	23,413	916	11	24,318
Corporate debt	3,995	-	2,541	1,454
Equities	4	-	-	4
Total securities available-for-sale	$52,722	$2,282	$2,556	$52,448

The amortized cost and fair value of securities at March 31, 2012 by contractual maturity were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$701	$730
Due from one to five years	2,022	2,377
Due from five to ten years	6,850	7,020
Due after ten years	42,548	41,422
No scheduled maturity	4	4
Total	$52,125	$51,553

The following table presents gross unrealized losses and fair value of securities aggregated by category and length of time that individual securities have been in a continuous loss position at the dates indicated (dollars in thousands)

	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
March 31, 2012	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Municipal bonds	2	$ 2,652	$ 84	-	$ -	$ -	2	$ 2,652	$ 84
REMICs	1	1,449	3	-	-	-	1	1,449	3
Corporate debt	-	-	-	3	1,239	2,756	3	1,239	2,756
Total securities temporarily impaired	3	$ 4,101	$ 87	3	$ 1,239	$ 2,756	6	$ 5,340	$ 2,843

	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
December 31, 2011	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Municipal bonds	1	$ 572	$ 4	-	$ -	$ -	1	$ 572	$ 4
REMICs	1	1,531	11	-	-	-	1	1,531	11
Corporate debt	-	-	-	3	1,454	2,541	3	1,454	2,541
Total securities temporarily impaired	2	$ 2,103	$ 15	3	$ 1,454	$ 2,541	5	$ 3,557	$ 2,556

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

Corporate Debt – At March 31, 2012, the Company had three securities that were in an unrealized loss position for 12 months or greater at an amount of $2.8 million. These securities consist of two pools of insurance company-issued preferred trust obligations. These securities were downgraded from their original rating issuance to below investment grade. The lack of liquidity in the market for this type of security, credit rating downgrades and market uncertainties are factors contributing to the unrealized losses on these securities.

The following table provides additional information related to the Company’s pooled preferred trust obligations at March 31, 2012 (dollars in thousands):

Pool	Class	Tranche	Amortized Cost	Fair Value	Unrealized Loss	S&P / Fitch Rating	Current Number of Insurance Companies	Total Collateral	Current Deferrals and Defaults	Performing Collateral	Additional Immediate Deferrals / Defaults Before Causing an Interest Shortfall (a)	Additional Immediate Deferrals / Defaults Before Causing a Break in Yield (b)
I-PreTSL I	Mezzanine	B-3	$ 1,500	$ 356	$ (1,144)	B+/CCC	16	$ 188,500	$ 32,500	$ 156,000	$ 93,251	$ 42,000
I-PreTSL II	Mezzanine	B-3	2,495	883	(1,612)	B+/B	25	340,500	17,500	323,000	156,787	122,500
			$ 3,995	$ 1,239	$ (2,756)

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

(b)       A break in yield for a given tranche means that deferrals/defaults have reached such a level that the tranche would not receive all of its contractual cash flows (principal and interest) by maturity (so not just a temporary interest shortfall, but an actual loss in yield on the investment). In other words, the magnitude of the defaults/deferrals has depleted the entire credit enhancement (excess interest and over-collateralization) beneath the given tranche. Amounts presented represent additional deferrals/defaults beyond those currently existing that must occur before the security would experience a break in yield.

These securities are evaluated for other-than-temporary impairment (“OTTI”) by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit-related OTTI exists. Additionally, reports are reviewed that provide information for the amount of deferral/defaults that would have to occur to prevent the tranche from collecting contractual cash flows (principal and interest). None of these securities are projecting a cash flow disruption, nor have any of these securities experienced a cash flow disruption. The Company also reviewed each of the issues’ collateral participants, including their financial condition, ratings provided by A. M. Best (for insurance companies), and adverse conditions specifically related to industry or geographic area. This information did not suggest additional deferrals or defaults in the future that would result in the securities not receiving all of their contractual cash flows. Based on the analysis performed and the fact that the Company does not expect to sell these securities, and because it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company concluded that there is no OTTI on these securities at March 31, 2012.

Other Securities – This category may include Government-Sponsored Enterprises (“GSE”) municipal bonds, mortgage-backed securities and REMICS.  At March 31, 2012, the Company had a total of three securities with an unrealized loss of $87,000 in these categories, including two municipal bonds with an unrealized loss of $84,000 and one REMIC with an unrealized loss of $3,000. These securities were in an unrealized loss position for less than 12 months. An evaluation of the individual securities was performed, including a review of all credit ratings, which remain at investment grade. The REMIC security is issued and backed by a Government-Sponsored Enterprise (“FHLMC”). The Company believes the unrealized loss of these securities is due to changes in market interest rates or changes in market conditions as there was no indication that the issuer was having financial difficulties. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before their recovery. The Company expects to recover the entire amortized cost basis of these securities and concluded that there is no OTTI on these securities at March 31, 2012.

FHLB Stock – The Company is a member of the FHLB of Pittsburgh. As a member, the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements in order to obtain low cost products and services offered by the FHLB. Unlike investment securities, FHLB stock does not provide its holders with an opportunity for appreciation because by regulation FHLB stock can only be purchased, redeemed and transferred at par value. At March 31, 2012 and December 31, 2011, the Company’s FHLB stock totaled $5.1 million and $5.3 million, respectively.

The Company evaluates impairment in FHLB stock when certain conditions warrant further consideration. In 2008, the FHLB voluntarily suspended dividend payments on its stock as well as the repurchase of excess stock from members. The FHLB stated that this was due to a reduction in core earnings and concern over the FHLB’s capital position. In October 2010, the FHLB initiated a repurchase program based on outstanding excess capital stock. The amount of excess capital stock repurchased from any member was the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding. Based on this evaluation, the FHLB repurchased 5% of our capital stock on a quarterly basis since the fourth quarter of 2010. In February 2012, the FHLB resumed payments of dividends. Future repurchases of excess capital stock and dividend declarations will be determined on a quarterly basis going forward.  After evaluating such factors as the capital adequacy of the FHLB, its overall operating performance and the FHLB’s liquidity and funding position, the Company concluded that the par value was ultimately recoverable and no impairment charge was recognized at March 31, 2012.

Note 4.  Loans

The following table sets forth the composition of our loan portfolio at the dates indicated (dollars in thousands).

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Real estate-mortgage:
One-to four- family residential
Originated	$114,284	45.2%	$117,622	46.0%
Purchased	15,055	6.0	16,304	6.4
Total one-to four- family residential	129,339	51.2	133,926	52.4

Multi-family
Originated	12,381	4.9	13,122	5.1
Purchased	5,086	2.0	5,121	2.0
Total multi-family	17,467	6.9	18,243	7.1

Commercial	38,008	15.0	35,307	13.8
Total real estate-mortgage	184,814	73.1	187,476	73.3

Real estate-construction:
Residential	3,916	1.5	3,874	1.5
Commercial	8,308	3.3	8,308	3.3
Total real estate-construction	12,224	4.8	12,182	4.8

Consumer:
Home equity
Loan-to-value ratio of 80% or less	33,511	13.2	30,679	12.0
Loan-to-value ratio of greater than 80%	7,658	3.1	7,758	3.1
Total home equity	41,169	16.3	38,437	15.1

Other	1,820	0.7	1,892	0.7
Total consumer	42,989	17.0	40,329	15.8

Commercial business	12,996	5.1	15,445	6.1
Total loans	$253,023	100.0%	$255,432	100.0%

Net premiums on loans purchased	127		127
Net deferred loan costs	554		606
Loans in process	(4,728)		(7,790)
Allowance for loan losses	(3,103)		(3,098)
Loans, net	$245,873		$245,277

Nonperforming Assets.  The following table provides information with respect to our nonperforming assets at the dates indicated (dollars in thousands).

	March 31,	December 31,
	2012	2011
Nonaccrual loans:
Real estate - mortgage loans
One-to four- family residential
Originated	$ 695	$ 128
Purchased	1,323	1,416
Total one-to four- family residential	2,018	1,544

Multi-family
Originated	-	-
Purchased	-	-
Total multi-family	-	-

Commercial	641	568
Total real estate - mortgage	2,659	2,112

Real estate - construction loans
Residential	-	-
Commercial	-	-
Total real estate - construction	-	-

Consumer loans
Home equity
Loan-to-value ratio of 80% or less	-	-
Loan-to-value ratio of greater than 80%	-	33
Total home equity	-	33

Other	-	-
Total consumer	-	33

Commercial business	-	-
Total nonaccrual loans	2,659	2,145

Accruing loans past due 90 days or more	-	-
Total nonaccrual loan and accruing loans past due 90 days or more	2,659	2,145
Real estate owned	374	544
Total nonperforming assets	$ 3,033	$ 2,689

Troubled debt restructurings
In nonaccrual status	384	465
Performing under modified terms	1,543	1,565
Troubled debt restructurings	$ 1,927	$ 2,030

Total nonperforming loans to total loans	1.05%	0.84%
Total nonperforming assets to total assets	0.88	0.80

At March 31, 2012 nonaccrual loans consisted primarily of 15 purchased residential mortgage loans that totaled $2.0 million, of which six were originated internally in the amount of $695,000 and nine were purchased in the amount of $1.3 million. 12 of the nonaccrual residential mortgage loans were in the process of foreclosure at March 31, 2012. The nonaccrual purchased residential loans include one relationship comprised of five loans totaling $1.2 million. Additionally, nonaccrual loans included six commercial real estate loans in the amount of $641,000.

At December 31, 2011 nonaccrual loans consisted primarily of nine residential mortgage loans that totaled $1.5 million, of which one was originated internally in the amount of $128,000 and eight were purchased in the amount of $1.4 million. Of these loans, the eight purchased residential properties were in the process of foreclosure at December 31, 2011. The nonaccrual purchased residential loans included one relationship comprised of six loans totaling $1.3 million. Additionally, nonaccrual loans included two commercial real estate relationships, which consisted of three loans in the amount of $568,000, and one home equity loan in the amount of $33,000.

Loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties are considered troubled debt restructurings (“TDRs”). TDRs typically are the result of our loss mitigation activities and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral.

The Bank had three relationships classified as TDRs at March 31, 2012 and December 31, 2011 summarized as follows:

•                One relationship comprised of two commercial real estate loans with a total balance of $384,000 and $465,000 at March 31, 2012 and December 31, 2011, respectively. The borrower was experiencing financial difficulties and was given a six month interest-only payment concession in 2010. After conclusion of the interest-only period in 2011, the borrower was unable to consistently make regular loan payments and defaulted on the loans, which resulted in the Bank beginning the foreclosure process on the collateral securing the loans. To halt foreclosure, the borrower signed a forbearance agreement and, in 2012, paid off one of the loans and began making monthly payments. If a payment is missed the foreclosure process will restart. This relationship was evaluated for impairment and it was determined based on an appraisal of the underlying loan collateral that a specific allowance was not necessary because there was sufficient collateral to cover the outstanding loan balance. These loans are included in total nonaccrual loans in the previous table.

•                One commercial real estate participation loan with a balance of $650,000 and $654,000 at March 31, 2012 and December 31, 2011, respectively. Because the borrower believed it would be unable to obtain financing to pay the loan in full upon original maturity in 2010, the loan was modified through a forbearance agreement in 2010 by extending the maturity date by three years to 2013. This loan has demonstrated performance under the modified terms and therefore was in a performing (accrual) status at March 31, 2012. This relationship was evaluated for impairment and it was determined that a $170,000 specific allowance was necessary due to a decline in the underlying collateral as determined by an appraisal on the property.

•               One relationship with a total balance of $893,000 and $911,000 at March 31, 2012 and December 31, 2011, respectively. The relationship consisted of three commercial real estate loans and two consumer loans that have been deemed impaired based on the current financial standing of the borrower. In the fourth quarter of 2011, the three commercial business loans were consolidated into one commercial real estate loan and additional collateral was obtained. After enhancing the collateral position and reviewing the updated property appraisals of the underlying loan collateral and the updated valuation of the other business assets securing the loan, it was determined that there was sufficient collateral to cover the outstanding loan balance and, therefore, a specific allowance was not necessary.

The following tables summarize information in regards to impaired loans by loan portfolio class at the dates indicated (dollars in thousands).

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2012	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with no related allowance recorded
One-to four- family purchased residential	$ 1,171	$ 1,171	$ -	$ 1,229	$ -
Commercial real estate	1,127	1,196	-	1,176	10
Home equity (loan-to-value ratio of 80% or less)	139	139	-	140	2
Other consumer	10	10	-	10	-

Impaired loans with an allowance recorded Commercial real estate	650	650	170	652	8

One-to four- family purchased residential	$ 1,171	$ 1,171	$ -	$ 1,229	$ -
Commercial real estate	1,777	1,846	170	1,828	18
Home equity (loan-to-value ratio of 80% or less)	139	139	-	140	2
Other consumer	10	10	-	10	-
Total impaired loans	$ 3,097	$ 3,166	$ 170	$ 3,207	$ 20

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2011	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with no related allowance recorded
One-to four- family purchased residential	$ 1,287	$ 1,287	$ -	$ 1,290	$ 11
Commercial real estate	1,447	1,510	-	1,484	60
Home equity (loan-to-value ratio of 80% or less)	140	140	-	143	9
Other consumer	11	11	-	12	1

Impaired loans with an allowance recorded Commercial real estate	654	654	170	663	32

One-to four- family purchased residential	$ 1,287	$ 1,287	$ -	$ 1,290	$ 11
Commercial real estate	2,101	2,164	170	2,147	92
Home equity (loan-to-value ratio of 80% or less)	140	140	-	143	9
Other consumer	11	11	-	12	1
Total impaired loans	$ 3,539	$ 3,602	$ 170	$ 3,592	$ 113

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

	Real estate - mortgage					Real estate- construction		Consumer
	One-to	One-to-						Home	Home
	four-	four						equity (loan-	equity (loan-
	family	family	Multi-	Multi-				to-value	to-value ratio		Com-
	residential	residential	family	family	Com-	Resi-	Com-	ratio of	of greater	Other	mercial	Loans
March 31, 2012	(originated)	(purchased)	(originated)	(purchased)	mercial	dential	mercial	80% or less)	than 80%)	Consumer	business	Total
Grade:
Pass	$113,327	$13,732	$12,381	$5,086	$34,614	$3,916	$8,308	$33,372	$ 7,658	$1,810	$12,996	$247,200
Special Mention	262	-	-	-	1,360	-	-	-	-	-	-	1,622
Substandard	695	1,323	-	-	2,034	-	-	139	-	10	-	4,201
Doubtful	-	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-	-
Total	$114,284	$15,055	$12,381	$5,086	$38,008	$3,916	$8,308	$33,511	$ 7,658	$1,820	$12,996	$253,023

	Real estate - mortgage					Real estate- construction		Consumer
	One-to	One-to-						Home	Home
	four-	four						equity (loan-	equity (loan-
	family	family	Multi-	Multi-				to-value	to-value ratio		Com-
	residential	residential	family	family	Com-	Resi-	Com-	ratio of	of greater	Other	mercial	Loans
December 31, 2011	(originated)	(purchased)	(originated)	(purchased)	mercial	dential	mercial	80% or less)	than 80%)	Consumer	business	Total
Grade:
Pass	$117,232	$14,888	$13,122	$5,121	$31,026	$3,874	$8,308	$30,539	$7,725	$1,881	$15,445	$249,161
Special Mention	262	-	-	-	2,076	-	-	-	-	-	-	2,338
Substandard	128	1,416	-	-	2,205	-	-	140	33	11	-	3,933
Doubtful	-	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-	-
Total	$117,622	$16,304	$13,122	$5,121	$35,307	$3,874	$8,308	$30,679	$7,758	$1,892	$15,445	$255,432

At March 31, 2012, special mention assets were $1.6 million and included three relationships that consisted of three commercial real estate loans and one mortgage loan totaling $1.4 million and $262,000, respectively. Substandard assets were $4.2 million and consisted of $2.7 million of non-accrual loans, one commercial real estate loan in the amount of $650,000 and one relationship that totaled $893,000 and consisted of three commercial real estate loans totaling $743,000 and two consumer loans totaling $150,000. Nonaccrual loans consisted of $2.0 million of residential mortgage loans and $641,000 of commercial real estate loans. The nonaccrual residential loans included one purchased relationship which was comprised of five loans totaling $1.2 million.

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

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated (dollars in thousands).

	March 31, 2012			December 31, 2011
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or Greater	Days	Days	or Greater
	Past	Past	Past	Past	Past	Past
	Due	Due	Due	Due	Due	Due
Real estate - mortgage
One-to four- family residential
Originated	$1,376	$-	$695	$681	$584	$-
Purchased	186	-	1,323	-	172	1,416
Total one-to four- family residential	1,562	-	2,018	681	756	1,416
Multi-family
Originated	-	-	-	-	-	-
Purchased	-	-	-	-	-	-
Total multi-family	-	-	-	-	-	-
Commercial	-	28	257	25	504	568
Total real estate - mortgage	1,562	28	2,275	706	1,260	1,984

Real estate - construction
Residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Total real estate - construction	-	-	-	-	-	-

Consumer
Home equity
Loan-to-value ratio of 80% or less	163	-	-	68	-	-
Loan-to-value ratio of greater than 80%	116	-	-	48	-	33
Total home equity	279	-	-	116	-	33
Other	4	-	-	1	4	-
Total consumer	283	-	-	117	4	33

Commercial business	370	-	-	28	-	-
Total delinquencies	$2,215	$28	$2,275	$851	$1,264	$2,017

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

Allowance on Impaired Loans. We establish an allowance for loans that are individually evaluated and determined to be impaired. The allowance is determined by utilizing one of the three impairment measurement methods. At March 31, 2012, there were four loan relationships that were individually evaluated for impairment, of which three were considered TDRs. The three relationships that were considered TDRs at March 31, 2012 are summarized as follows:

•                 One relationship comprised of two commercial real estate loans with a total balance of $384,000. The borrower was experiencing financial difficulties and was given a six month interest-only payment concession in 2010. After conclusion of the interest-only period in 2011, the borrower was unable to consistently make regular loan payments and defaulted on the loans, which resulted in the Bank beginning the foreclosure process on the collateral securing the loans. To halt foreclosure, the borrower signed a forbearance agreement and, in 2012, paid off one of the loans and began making monthly payments. If a payment is missed the foreclosure process will restart. This relationship was evaluated for impairment and it was determined based on an appraisal of the underlying loan collateral that a specific allowance was not necessary because there was sufficient collateral to cover the outstanding loan balance. These loans are included in total nonaccrual loans in the previous table.

•                 One commercial real estate participation loan with a balance of $650,000. Because the borrower believed it would be unable to obtain financing to pay the loan in full upon original maturity in 2010, the loan was modified through a forbearance agreement in 2010 by extending the maturity date by three years to 2013. This loan has demonstrated performance under the modified terms and therefore was in a performing (accrual) status at March 31, 2012. This relationship was evaluated for impairment and it was determined that a $170,000 specific allowance was necessary due to a decline in the underlying collateral as determined by an appraisal on the property.

•                 One relationship with a total balance of $893,000. The relationship consisted of three commercial real estate loans and two consumer loans that have been deemed impaired based on the current financial standing of the borrower. In the fourth quarter of 2011, the three commercial business loans were consolidated into one commercial real estate loan and additional collateral was obtained. After enhancing the collateral position and reviewing the updated property appraisals of the underlying loan collateral and the updated valuation of the other business assets securing the loan, it was determined that there was sufficient collateral to cover the outstanding loan balance and, therefore, a specific allowance was not necessary.

The relationship that was not considered a TDR was a purchased residential mortgage relationship consisting of five loans totaling $1.2 million that has been deemed impaired due to the borrower no longer making payments. One loan with a balance of $116,000 was paid off in 2012 and the remaining five loans were in the process of foreclosure. It was determined based on an appraisal of the underlying loan collateral that there was sufficient collateral to cover the outstanding loan balance and, therefore, a specific allowance was not established.

Allowance on the Remainder of the Loan Portfolio. We establish another allowance for loans that are not determined to be impaired. Management determines historical loss experience for each group of loans with similar risk characteristics within the portfolio based on loss experience for loans in each group. Loan categories will represent groups of loans with similar risk characteristics and may include types of loans categorized by product, large credit exposures, concentrations, loan grade, or any other characteristic that causes a loan’s risk profile to be similar to another. We utilize previous years’ net charge-off experience by loan category as a basis in determining loss projections. In addition, there are two categories of loans considered to be higher risk concentrations that are evaluated separately when calculating the allowance for loan losses:

•                Loans purchased in the secondary market.  Prior to 2006, pools of multi-family and one- to four- family residential mortgage loans located in areas outside of our primary geographic lending area in southwestern Pennsylvania were acquired in the secondary market. Although these loans were underwritten to our lending standards, they are considered higher risk given our unfamiliarity with the geographic areas where the properties are located.

•                Home equity loans with a loan-to-value ratio greater than 80%. These loans are considered higher risk given the pressure on property values and reduced credit alternatives available to leveraged borrowers.

We also consider qualitative or environmental factors that are likely to cause estimated credit losses associated with the bank’s existing portfolio to differ from historical loss experience. Our historical loss experience and qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in our loan portfolio and economy. In 2011, the qualitative factor related to changes in adversely graded loans was adjusted to include a factor for special mention loans. The factors related to changes in the volume and severity of past due loans, nonaccrual loans and adversely graded or classified loans and changes in the value of underlying collateral for collateral dependent loans were also adjusted specifically for the purchased residential loans due to severity of the number of past due loans in this portfolio segment and the continued deterioration of property values, primarily on Michigan properties. In addition, certain historical loss factors were adjusted to place more emphasis on recent and expected loss experience while generally excluding periods where we did not experience any losses.

At March 31, 2012, the allowance for loan losses to total loans ratio was 1.23% compared to 1.21% at December 31, 2011. The increase is primarily due to an increase in nonperforming loans.

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2012 (dollars in thousands):

	Real estate - mortgage					Real estate-construction		Consumer
	One-to	One-to						Home	Home
	four-	four-						equity (loan-	equity (loan-
	family	family	Multi-	Multi-				to-value	to-value ratio		Com-
	residential	residential	family	family	Com-	Resi-	Com-	ratio of 80%	of greater	Other	mercial	Unal-
	(originated)	(purchased)	(originated)	(purchased)	mercial	dential	mercial	or less)	than 80%)	Consumer	business	located	Total

Loan Balance	$114,284	$15,055	$12,381	$5,086	$38,008	$3,916	$8,308	$33,511	$7,658	$1,820	$12,996		$253,023

Allowance for loan losses:
December 31, 2011	$534	$465	$39	$124	$858	$6	$12	$379	$267	$24	$242	$148	$3,098
Charge-offs	-	106	-	-	-	-	-	-	49	-	-	-	155
Recoveries	-	-	-	-	-	-	-	-	-	-	-	-	-
Provision	42	76	(2)	(1)	64	-	1	(2)	31	(3)	(38)	(8)	160
March 31, 2012	$576	$435	$37	$123	$922	$6	$13	$377	$249	$21	$204	$140	$3,103

Individually evaluated for impairment	$-	$-	$-	$-	$170	$-	$-	$-	$-	$-	$-	$-	$170
Collectively evaluated on historical loss experience	151	218	-	77	97	-	-	77	104	16	2	-	742
Collectively evaluated on qualitative factors	425	217	37	46	655	6	13	300	145	5	202	-	2,051
Unallocated	-	-	-	-	-	-	-	-	-	-	-	140	140

Total allowance for loan losses	$576	$435	$37	$123	$922	$6	$13	$377	$249	$21	$204	$140	$3,103

Percent of Allowance	18.6%	14.0%	1.2%	4.0%	29.7%	0.2%	0.4%	12.1%	8.0%	0.7%	6.6%	4.5%	100.0%

Percent of Loans (1)	45.2%	6.0%	4.9%	2.0%	15.0%	1.5%	3.3%	13.2%	3.1%	0.7%	5.1%		100.0%

(1)   Represents percentage of loans in each category to total loans.

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2011 (dollars in thousands):

	Real estate - mortgage					Real estate-construction		Consumer
	One-to	One-to						Home	Home
	four-	four-						equity (loan-	equity (loan-
	family	family	Multi-	Multi-				to-value	to-value ratio		Com-
	residential	residential	family	family	Com-	Resi-	Com-	ratio of 80%	of greater	Other	mercial	Unal-
	(originated)	(purchased)	(originated)	(purchased)	mercial	dential	mercial	or less)	than 80%)	Consumer	business	located	Total

Loan Balance	$120,900	$19,616	$7,712	$5,226	$35,259	$5,986	$726	$26,046	$8,148	$1,917	$11,956		$243,492

Allowance for loan losses:
December 31, 2010	$558	$433	$12	$127	$804	$10	$1	$294	$292	$26	$171	$96	$2,824
Charge-offs	-	232	-	-	-	-	-	-	-	7	-	-	239
Recoveries	-	-	-	-	-	-	-	-	-	-	-	-	-
Provision	1	216	11	-	(50)	(1)	-	48	(12)	5	16	16	250
March 31, 2011	$559	$417	$23	$127	$754	$9	$1	$342	$280	$24	$187	$112	$2,835

Individually evaluated for impairment	$-	$-	$-	$-	$170	$-	$-	$-	$-	$-	$-	$-	$170
Collectively evaluated on historical loss experience	159	149	-	80	59	-	-	95	122	18	2	-	684
Collectively evaluated on qualitative factors	400	268	23	47	525	9	1	247	158	6	185	-	1,869
Unallocated	-	-	-	-	-	-	-	-	-	-	-	112	112

Total allowance for loan losses	$559	$417	$23	$127	$754	$9	$1	$342	$280	$24	$187	$112	$2,835

Percent of Allowance	19.7%	14.7%	0.8%	4.5%	26.6%	0.3%	0.0%	12.1%	9.9%	0.8%	6.6%	4.0%	100.0%

Percent of Loans (1)	49.6%	8.1%	3.2%	2.1%	14.5%	2.5%	0.3%	10.6%	3.4%	0.8%	4.9%		100.0%

(1)   Represents percentage of loans in each category to total loans.

Note 5.  Deposits

Deposits are summarized as follows (dollars in thousands).

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$25,901	11.2%	$20,536	9.3%
Interest-bearing demand deposits	17,210	7.4	14,555	6.6
Savings accounts	23,479	10.1	22,827	10.3
Money market accounts	64,228	27.7	59,709	27.0
Certificates of deposit	101,243	43.6	103,913	46.8
Total deposits	$232,061	100.0%	$221,540	100.0%

Note 6.  Borrowings

We utilize borrowings as a supplemental source of funds for loans and securities. The primary sources of borrowings are FHLB advances and, to a limited extent, repurchase agreements. At March 31, 2012 and December 31, 2011, we had $47.7 million and $49.9 million of borrowings, respectively, of which $44.7 million and $46.9 million, respectively were FHLB advances and $3.0 million were repurchase agreements. Our FHLB advances were comprised of fixed rate advances.

The following table sets forth borrowings based on their stated maturities and weighted average rates at the dates indicated.

	March 31, 2012		December 31, 2011
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Balance	Rate	Balance	Rate

Due in one year or less	$8,212	3.94%	$8,406	4.15%
Due in one to two years	9,440	3.73	11,497	3.68
Due in two to three years	18,000	3.41	18,000	3.41
Due in three to four years	12,000	3.82	12,000	3.82
Advances	$47,652		$49,903
Less: deferred premium on modification	(572)		(614)

Total advances	$47,080	3.67%	$49,289	3.69%

The following table sets forth information concerning our borrowings for the periods indicated.

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
(Dollars in thousands)	2012	2011

Maximum amount outstanding at any month end during the period	$ 48,873	$ 72,864
Average amounts outstanding during the period	48,478	58,150
Weighted average rate during the period	3.75%	3.69%

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

The following table sets forth basic and diluted earnings per common share at the dates indicated.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2012	2011

Net income of FedFirst Financial Corporation	$ 456	$ 268
Weighted-average shares outstanding:
Basic	2,855,926	2,905,642
Effect of dilutive stock options and restrictive stock awards	4,827	6,126

Diluted	2,860,753	2,911,768

Earnings per share:
Basic and diluted	$ 0.16	$ 0.09

The dilutive effect on average shares outstanding is the result of stock options outstanding. At March 31, 2012 and March 31, 2011, options to purchase 133,017 and 91,834 shares of common stock, respectively, at a weighted average exercise price of $17.41 and $20.10 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Note 8.  Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of March 31, 2012 and December 31, 2011 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to March 31, 2012 and December 31, 2011 may be different than the amounts reported at each period end.

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

The following is a discussion of assets and liabilities measured at fair value on a recurring basis and the valuation techniques used:

Securities available for sale. The majority of the Company’s securities are included in Level 2 of the fair value hierarchy. Fair values were primarily determined by a third party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. The standard inputs that are normally used include benchmark yields of like securities, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. In some cases, the fair value was determined from a broker who is able to quote a price based on observable inputs in a liquid market for similar securities.

In some instances, the fair value of certain securities cannot be determined using these techniques due to the lack of relevant market data. As such, these securities are valued using an alternative technique and classified within Level 3 of the fair value hierarchy. At March 31, 2012, Level 3 includes three corporate debt securities with a fair value of $1.2 million.

The corporate debt securities are pooled trust preferred corporate debt obligations (“CDOs”) collateralized by the trust preferred securities of insurance companies in the United States. The CDOs, which were rated A at purchase and are currently rated below investment grade, could not be priced using quoted market prices, observable market activity or comparable trades, and the financial market was considered not active. The trust preferred market has been severely impacted by the lack of liquidity in the credit markets and concern over the financial services industry. There has been little or no active trading in these securities; therefore it was more appropriate to determine fair value using a discounted cash flow analysis.

The Bank utilized a third party pricing service that performed a two-step process to determine the fair value of the CDOs. First, an asset analysis was performed to evaluate the credit quality of the collateral and the deal structure using probability of default values for each underlying issuer and loss given default values by asset type. Probability of default is the likelihood that the issuer of the CDOs will go into default and stop paying and was estimated using an expected default frequency approach, which considers the market value and volatility of a firm’s assets and the threshold for default. Probability of default was combined with correlation assumptions, which is the tendency of companies to default once other companies have defaulted. CDOs are more likely to experience stress at the same time since they are concentrated in the same sector, therefore a 50% asset correlation was assumed for issuers in the same industry. Loss given default is the amount of cash lost to the investor at the time of default and is related to the recovery rate. Loss and recovery estimates determine how much cash remains when an issuer goes into default. Deferrals are a common feature of CDOs and were treated as defaults in the analysis. Loss given default has been historically high for CDOs and therefore a 0% recovery rate was assumed on currently defaulted and deferring assets, which resulted in a 100% loss given default.

Second, a liability analysis was performed in which the expected cash flows produced based off the expected credit events of the asset analysis were allocated across the tranches to determine the tranches that would get paid or incur a loss. These expected cash flows were discounted at a risk free interest rate plus a premium for illiquidity (3 month LIBOR plus 300 basis points) to produce a discounted cash flow valuation and determine an estimated fair value.

For financial assets measured at fair value on a recurring basis, the following tables set forth the fair value measurements by fair value hierarchy at the dates indicated.

(Dollars in thousands)	March 31, 2012	December 31, 2011

Significant other observable inputs (Level 2)
Securities available-for-sale
Government-sponsored enterprises	$-	$2,003
Municipal bonds	9,142	7,125
Mortgage-backed	16,255	17,512
REMICs	24,913	24,318
Equities	4	4

Total significant other observerable inputs (Level 2)	50,314	50,962

Significant unobservable inputs (Level 3)
Securities available-for-sale
Mortgage-backed	-	32
Corporate debt	1,239	1,454

Total significant unobservable inputs (Level 3)	1,239	1,486

Total securities available-for-sale	$51,553	$52,448

Total assets measured at fair value on a recurring basis	$51,553	$52,448

	Significant
	Unobservable Inputs
(Dollars in thousands)	(Level 3)

December 31, 2010	$1,278
Total unrealized losses	214
Paydowns and maturities	(6)

December 31, 2011	$1,486
Total unrealized gains	(215)
Paydowns and maturities	(3)
Net transfers out of level 3	(29)

March 31, 2012	$1,239

(Dollars in thousands)	March 31, 2012	December 31, 2011

The amount of total unrealized (losses) gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized (losses) gains relating to assets still held at period end	$(215)	$214

Seven mortgage-backed securities were transferred out of out of Level 3 and into Level 2 during the first quarter of 2012 because a reliable price could be obtained using a model based valuation technique or through a broker quote.

For Level 3 assets measured at fair value on a recurring basis as of March 31, 2012, the following table sets forth the significant unobservable inputs used in the fair value measurements.

(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Securities available-for-sale

Corporate Debt	$ 1,239	Discounted cash flow	Average probability of default	4.65%

			Correlation	50% for issuers in the same industry

			Deferral/default recovery rate	0% on currently defaulted/deferring assets and projected defaults

			Prepayment	0%

We may be required to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or writedowns of individual assets.

The following is a discussion of assets and liabilities measured at fair value on a nonrecurring basis.

Impaired loans. Certain impaired loans over $250,000 are individually reviewed to determine the amount of each loan that may be at risk of noncollection. When repayment is expected solely from the collateral, the impaired loans are reported at the fair value of the underlying collateral using Level 2 inputs based on property appraisals or financial statements.

Real estate owned. The fair value of real estate owned is estimated using Level 2 inputs based on property appraisals less any projected selling costs, which are estimated at 10-20% of the collateral value.

For financial assets measured at fair value on a nonrecurring basis, the following table sets forth the fair value measurements by fair value hierarchy at the dates indicated.

	March 31, 2012		December 31, 2011

	Carrying		Carrying
(Dollars in thousands)	Value	Fair Value	Value	Fair Value

Significant other observable inputs (Level 2)
Impaired loans	$3,097	$2,927	$3,539	$3,369
Real estate owned	374	374	544	544

Total assets measured at fair value on a nonrecurring basis	$3,471	$3,301	$4,083	$3,913

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011.

Cash and Cash Equivalents

The carrying amounts approximate the asset’s fair values.

Securities Available-for Sale

See previous discussion on securities available-for-sale measured at fair value on a recurring basis for further details on the valuation techniques used to determine the fair value of securities available-for-sale.

Loans

The fair values for residential real estate loans are estimated using discounted cash flow analyses using mortgage commitment rates from either FNMA or FHLMC. The fair values of consumer and commercial business loans are estimated using discounted cash flow analyses, using interest rates reported in various government releases. The fair values of multi-family and commercial real estate loans are estimated using discounted cash flow analysis, using interest rates based on national commitment rates on similar loans. The carrying value is net of the allowance for loan losses. Due to the significant judgment involved in evaluating credit quality and the allowance for loan losses, loans are classified as Level 3, except for impaired loans measured at fair value on a nonrecurring basis that are classified as Level 2 based on property appraisals.

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

The following table sets forth the carrying amount and estimated fair value of financial instruments at the dates indicated (dollars in thousands).

	Carrying	Estimated	Fair Value Measurements
March 31, 2012	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$23,104	$23,104	$23,104	$-	$-
Securities available-for-sale	51,553	51,553	-	50,314	1,239
Loans, net	245,873	257,509	-	2,927	254,582
FHLB stock	5,073	5,073	5,073	-	-
Accrued interest receivable	1,227	1,227	1,227	-	-

Financial liabilities:
Deposits	232,061	233,881	130,818	103,063	-
Borrowings	47,080	49,698	-	49,698	-
Accrued interest payable	392	392	392	-	-

	Carrying	Estimated
December 31, 2011	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$14,571	$14,571
Securities available-for-sale	52,448	52,448
Loans, net	245,277	256,446
FHLB stock	5,340	5,340
Accrued interest receivable	1,244	1,244

Financial liabilities:
Deposits	221,540	224,371
Borrowings	49,289	52,179
Accrued interest payable	430	430

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

	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated

March 31, 2012

Assets	$342,906	$896	$58,034	$(58,736)	$343,100
Liabilities	296,012	338	35	(11,711)	284,674
Stockholders’ equity	46,894	558	57,999	(47,025)	58,426

December 31, 2011

Assets	$335,151	$1,041	$58,787	$(59,705)	$335,274
Liabilities	288,645	506	26	(12,704)	276,473
Stockholders’ equity	46,506	535	58,761	(47,001)	58,801

Three Months Ended March 31, 2012

Total interest income	$3,619	$-	$23	$(23)	$3,619
Total interest expense	1,079	-	-	(23)	1,056

Net interest income	2,540	-	23	-	2,563
Provision for loan losses	160	-	-	-	160

Net interest income after provision for loan losses	2,380	-	23	-	2,403
Noninterest income	212	627	-	-	839
Noninterest expense	1,885	478	141	-	2,504
Undistributed net gain of subsidiary	84	-	534	(618)	-

Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	791	149	416	(618)	738
Income tax expense (benefit)	240	65	(40)	-	265

Net income before noncontrolling interest in net loss of consolidated subsidiary	551	84	456	(618)	473
Less: Noncontrolling interest in net loss of consolidated subsidiary	17	-	-	-	17

Net income	$534	$84	$456	$(618)	$456

(Dollars in thousands)	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated

Three Months Ended March 31, 2011

Total interest income	$3,931	$1	$26	$(26)	$3,932
Total interest expense	1,358	-	-	(26)	1,332

Net interest income	2,573	1	26	-	2,600
Provision for loan losses	250	-	-	-	250

Net interest income after provision for loan losses	2,323	1	26	-	2,350
Noninterest income	203	630	1	-	834
Noninterest expense	2,182	470	85	-	2,737
Undistributed net gain of subsidiary	90	-	306	(396)	-

Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	434	161	248	(396)	447
Income tax expense (benefit)	110	71	(20)	-	161

Net income before noncontrolling interest in net income of consolidated subsidiary	324	90	268	(396)	286
Less: Noncontrolling interest in net income of consolidated subsidiary	18	-	-	-	18

Net income	$306	$90	$268	$(396)	$268

Note 10.  Other Comprehensive Income

The following table sets forth the tax effects allocated to each component of the Company’s other comprehensive income at the dates indicated (dollars in thousands).

		Income Tax	Net of
	Before Income Tax	Expense or	Income
Three months ended March 31, 2012	Expense or (Benefit)	(Benefit)	Tax

Other comprehensive loss:
Unrealized loss on securities available-for-sale	$(298)	$(117)	$(181)

		Income Tax	Net of
	Before Income Tax	Expense or	Income
Three months ended March 31, 2011	Expense or (Benefit)	(Benefit)	Tax

Other comprehensive income (loss):
Unrealized gain on securities available-for-sale,	$963	$377	$586
Reclassification adjustment on sales of securities available-for-sale	(58)	(23)	(35)

Other comprehensive income	$905	$354	$551

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the unaudited consolidated financial statements, notes and tables included in this report. For further information, refer to the consolidated financial statements and notes included in FedFirst Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Balance Sheet Analysis

Assets.  Total assets at March 31, 2012 were $343.1 million, an increase of $7.8 million, or 2.3%, from total assets of $335.3 million at December 31, 2011.

Securities available-for-sale decreased $895,000, or 1.7%, to $51.6 million at March 31, 2012 compared to $52.4 million at December 31, 2011. The decrease was primarily the result of $5.7 million of calls and paydowns, including a $2.0 million call of a GSE security and a $665,000 partial call of a municipal bond. In addition, the securities portfolio reflects an unrealized loss of $572,000 at March 31, 2012 compared to $274,000 at December 31, 2011. This was partially offset by the purchase of $5.2 million of securities, including a $2.4 million REMIC and $2.7 million in tax exempt municipal bonds.

Loans, net, increased $596,000, or 0.2%, to $245.9 million at March 31, 2012 compared to $245.3 million at December 31, 2011 primarily due to an increase of $2.7 million in home equity loans, $2.7 million in commercial real estate loans and $3.1 million in disbursements on constructions loans, partially offset by a decrease of $4.6 million in residential mortgage loans and $2.4 million in commercial business loans.

Liabilities.  Total liabilities at March 31, 2012 were $284.7 million, compared to $276.5 million at December 31, 2011, an increase of $8.2 million, or 3.0%.

Total deposits increased $10.5 million, or 4.7%, to $232.1 million at March 31, 2012 compared to $221.5 million at December 31, 2011. Noninterest-bearing demand deposits increased $5.4 million, money market accounts increased $4.5 million, and interest-bearing demand deposits increased $2.7 million. The increase in noninterest-bearing and interest-bearing demand deposits is partially attributable to short-term funds deposited for business-related projects. This was partially offset by a $2.7 million decrease in certificates of deposit.

Borrowings decreased $2.2 million, or 4.5%, to $47.1 million at March 31, 2012 compared to $49.3 million at December 31, 2011 primarily due to paydowns on amortizing advances and the pay-off of a $1.0 million matured advance.

Stockholders’ Equity.  Stockholders’ equity was $58.4 million at March 31, 2012, a decrease of $375,000 million from December 31, 2011. Stockholders’ equity decreased primarily as a result of $626,000 in purchases of the Company’s common stock as part of the Company’s stock repurchase program. In addition, there was a $181,000 decrease in the fair value of the securities portfolio, net of tax, and $85,000 of dividends paid to stockholders. This was partially offset by $456,000 of net income for the three months ended March 31, 2012.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Overview.  The Company had net income of $456,000 for the three months ended March 31, 2012, compared to $268,000 for the same period in 2011.

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011

Net income of FedFirst Financial Corporation	$456	$268
Return on average assets	0.54%	0.31%
Return on average equity	3.07	1.82
Average equity to average assets	17.51	17.18

Net Interest Income.  Net interest income for the three months ended March 31, 2012 was essentially unchanged compared to the three months ended March 31, 2011 remaining at $2.6 million. Net interest margin remained at 3.28% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Despite overall growth in the loan portfolio, paydowns and payoffs of higher yielding loans and securities resulted in a $313,000 decline in interest income. This was partially offset by payoffs on borrowings that resulted in a $167,000 decrease in borrowings expense and interest rate reductions on deposits that resulted in a $109,000 decrease in deposits expense.

Interest income decreased $313,000, or 8.0%, to $3.6 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to a decrease of 34 basis points in yield and a $2.3 million decrease in average balance on interest-earning assets. Interest income on securities decreased $247,000 due to a $22.3 million decrease in average balance and a 16 basis point decrease in yield, primarily due to paydowns, calls and sales of higher yielding mortgage-backed, REMIC and GSE securities, which were reinvested in lower yielding securities. Interest income on loans decreased $69,000 due to a decrease of 38 basis points in yield, which was primarily driven by payoffs and paydowns of higher yielding residential real estate and home equity loans that were replaced by originations at lower yields. The decrease in yield on loans was partially offset by a $12.0 million increase in the average balance, primarily in home equity, multifamily, and commercial business loans.

Interest expense decreased $276,000, or 20.7%, to $1.1 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to a decrease of $10.7 million in the average balance and a decrease of 35 basis points in cost of interest-bearing liabilities. Interest expense on borrowings decreased $167,000 due to a decrease of $23.3 million in the average balance, as funds generated from deposit growth and security paydowns were used to reduce borrowings. Interest expense on deposits decreased $109,000 due to a decrease of 30 basis points in cost, primarily related to the repricing of money market accounts and maturing certificates of deposit at lower rates, partially offset by an increase of $12.5 million in the average balance, primarily in certificates of deposit.

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

	Three Months Ended March 31,
	2012			2011
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$ 244,782	$ 3,150	5.15%	$ 232,759	$ 3,219	5.53%
Securities (3)(4)	53,852	481	3.57	76,199	710	3.73
Other interest-earning assets	15,743	6	0.15	7,767	3	0.15
Total interest-earning assets	314,377	3,637	4.63	316,725	3,932	4.97
Noninterest-earning assets	24,516			25,532
Total assets	$ 338,893			$ 342,257

Liabilities and Stockholders’ equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$ 15,337	7	0.18%	$ 13,466	9	0.27%
Savings accounts	23,212	13	0.22	21,820	27	0.49
Money market accounts	61,755	82	0.53	61,031	136	0.89
Certificates of deposit	102,885	500	1.94	94,331	539	2.29
Total interest-bearing deposits	203,189	602	1.19	190,648	711	1.49

Borrowings	48,478	454	3.75	71,758	621	3.46
Total interest-bearing liabilities	251,667	1,056	1.68	262,406	1,332	2.03

Noninterest-bearing liabilities	27,894			21,067
Total liabilities	279,561			283,473

Stockholders’ equity	59,332			58,784
Total liabilities and stockholders’ equity	$ 338,893			$ 342,257

Net interest income		$ 2,581			$ 2,600

Interest rate spread			2.95%			2.94%
Net interest margin			3.28			3.28
Average interest-earning assets to average interest-bearing liabilities			124.92%			120.70%

(1) Amount is net of deferred loan costs, loans in process and allowance for loan losses.

(2) Amount includes nonaccrual loans in average balances only.

(3) Amount does not include effect of unrealized gain (loss) on securities available-for-sale.

(4) Includes municipal bonds; yield and interest are stated on a taxable equivalent basis

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

	Three Months Ended March 31, 2012
	Compared To
	Three Months Ended March 31, 2011
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$158	$(227)	$(69)
Securities	(200)	(29)	(229)
Other interest-earning assets	3	-	3
Total interest-earning assets	(39)	(256)	(295)

Interest expense:
Deposits	45	(154)	(109)
Borrowings	(216)	49	(167)
Total interest-bearing liablities	(171)	(105)	(276)
Change in net interest income	$132	$(151)	$(19)

Provision for Loan Losses.  The provision for loan losses was $160,000 for the three months ended March 31, 2012 compared to $250,000 for the three months ended March 31, 2011. The provision for loan losses was determined based on our evaluation of the loan portfolio, which considers several components to determine adequacy including, but not limited to, the quantitative and qualitative attributes of the portfolio. The provision declined primarily due to a decrease in net charge-offs. Net charge-offs were $155,000 for the three months ended March 31, 2012 compared to $239,000 for the three months ended March 31, 2011. Charge-offs in both periods were composed primarily of purchased residential mortgage loans.

Noninterest Income.  Noninterest income increased $5,000, or 0.6%, to $839,000 for the three months ended March 31, 2012 compared to $834,000 for the three months ended March 31, 2011. Fees and service charge income increased $31,000 primarily due to changes in the Bank’s fee structure and related customer activity. In addition, the Bank received the benefit of a prepayment penalty on the payoff of a commercial real estate loan in the current period. Partially offsetting these increases was an $18,000 loss on the sale of REO properties in the current period compared to a $3,000 loss in the prior period.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Compensation and employee benefits	$1,377	$1,601
Occupancy	317	354
FDIC insurance premiums	58	86
Data processing	137	124
Professional services	252	179
Advertising	37	52
Stationary, printing and supplies	24	27
Telephone	13	12
Postage	34	41
Correspondent bank fees	35	39
Real estate owned expense	12	2
Amortization of intangibles	27	27
All other	181	193
Total noninterest expense	$2,504	$2,737

Noninterest expense decreased $233,000, or 8.5%, to $2.5 million for the three months ended March 31, 2012 compared to $2.7 million for the three months ended March 31, 2011. Compensation expense decreased $224,000 primarily due to the termination of the Company’s supplemental executive retirement plan in the fourth quarter of 2011 and a decrease in stock-based compensation expense due to the final vesting of 2006 restricted stock awards and options. In addition, occupancy expense decreased $37,000 primarily due to fully depreciable assets and a decrease in office building maintenance costs. There was also a $28,000 decrease in insurance premiums due to the Federal Deposit Insurance Corporation’s revised assessment methodology implemented in the second quarter of 2011. This was partially offset by an increase in professional services related to strategic planning analysis and initiatives.

Income Tax Expense.  Income tax expense for the three months ended March 31, 2012 increased to $265,000 compared to $161,000 for the same period in 2011 primarily due to a $291,000 increase in income before income tax expense.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2012, cash and cash equivalents totaled $23.1 million. At March 31, 2012, securities classified as available-for-sale totaled $51.6 million, which provides an additional source of liquidity. In addition, at March 31, 2012, the maximum remaining borrowing capacity at the FHLB of Pittsburgh was approximately $122.9 million. We also have the ability to borrow from the Federal Reserve based upon eligible collateral and have two unsecured discretionary lines of credit totaling $13.0 million. At March 31, 2012 and December 31, 2011, the Bank had no borrowings with the Federal Reserve and had not taken any advances on the line of credits.

Certificates of deposit due within one year of March 31, 2012 totaled $55.7 million, or 55.1% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and borrowings. We believe, however, based on past experience that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table summarizes the Company’s commitments at the date indicated.

March 31,
(Dollars in thousands)	2012
Loans in process	$4,728
Unused consumer revolving lines of credit	4,041
Unused commercial lines of credit	7,866
Commitments to originate one-to four- family residential loans	1,069
Commitments to originate consumer loans	1,372
Commitments to originate commercial loans	4,562
Total commitments outstanding	$23,638

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2012, we exceeded all of our regulatory capital requirements and are considered “well capitalized” under regulatory guidelines. The following table sets forth the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized (dollars in thousands).

					To Be Well
			For Capital		Capitalized
			Adequacy		Under Prompt
	Actual		Purposes		Corrective Action
March 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$ 48,465	24.58%	$ 15,774	8.00%	$ 19,717	10.00%
Tier 1 capital (to risk weighted assets)	45,992	23.33	7,887	4.00	11,830	6.00
Tier 1 capital (to adjusted total assets)	45,992	13.46	13,664	4.00	17,080	5.00
Tangible capital (to tangible assets)	45,992	13.46	5,124	1.50	N/A	N/A

December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$ 47,771	25.30%	$ 15,107	8.00%	$ 18,884	10.00%
Tier 1 capital (to risk weighted assets)	45,401	24.04	7,553	4.00	11,330	6.00
Tier 1 capital (to adjusted total assets)	45,401	13.59	13,360	4.00	16,700	5.00
Tangible capital (to tangible assets)	45,401	13.59	5,010	1.50	N/A	N/A

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

For the three months ended March 31, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There has been no change in FedFirst Financial’s internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, FedFirst Financial’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company made the following purchases of its common stock during the three months ended March 31, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 1-31, 2012	25,000	$ 13.88	25,000	92,500
February 1-29, 2012	10,000	13.98	10,000	82,500
March 1-31, 2012	10,000	13.86	10,000	72,500
Total	45,000	13.90	45,000

(1)         On September 28, 2011, the Company announced that the board of directors had approved a program allowing the Company to repurchase up to 150,000 shares of the Company’s outstanding common stock, which was approximately 5% of outstanding shares. This repurchase program is scheduled to expire on November 2, 2012. As of March 31, 2012, 77,500 shares of the Company’s common stock had been repurchased under this program.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text

* Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDFIRST FINANCIAL CORPORATION
(Registrant)

Date:	May 10, 2012	/s/ Patrick G. O’Brien
Patrick G. O’Brien
President and Chief Executive Officer

Date:	May 10, 2012	/s/ Jamie L. Prah
Jamie L. Prah
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)