Form 10-Q
period 2012-06-30
FedFirst Financial Corp
filed 2012-08-10
CIK 1486058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-54124

FEDFIRST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	25-1828028
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

565 Donner Avenue, Monessen, Pennsylvania	15062
(Address of principal executive offices)	(Zip Code)

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

As of August 6, 2012, the issuer had 2,884,542 shares of common stock outstanding.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AT

JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	June 30,	December 31,
(Dollars in thousands, except share data)	2012	2011
Assets:

Cash and cash equivalents:
Cash and due from banks	$ 1,888	$ 1,491
Interest-earning deposits	20,881	13,080
Total cash and cash equivalents	22,769	14,571

Securities available-for-sale	51,280	52,448
Loans, net	242,958	245,277
Federal Home Loan Bank (“FHLB”) stock, at cost	4,819	5,340
Accrued interest receivable - loans	890	1,008
Accrued interest receivable - securities	241	236
Premises and equipment, net	2,025	2,164
Bank-owned life insurance	8,397	8,267
Goodwill	1,080	1,080
Real estate owned	234	544
Deferred tax assets	3,104	3,096
Other assets	957	1,243
Total assets	$ 338,754	$ 335,274

Liabilities and Stockholders’ Equity:

Deposits:
Noninterest-bearing	$ 24,161	$ 20,536
Interest-bearing	205,058	201,004
Total deposits	229,219	221,540

Borrowings	45,881	49,289
Advance payments by borrowers for taxes and insurance	608	514
Accrued interest payable - deposits	171	228
Accrued interest payable - borrowings	190	202
Other liabilities	4,121	4,700
Total liabilities	280,190	276,473

Stockholders’ equity
FedFirst Financial Corporation stockholders’ equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock $0.01 par value; 20,000,000 shares authorized; 2,893,542 and 2,957,302 shares issued and outstanding	29	30
Additional paid-in-capital	40,551	41,630
Retained earnings - substantially restricted	19,501	18,650
Accumulated other comprehensive loss, net of deferred tax benefit of $(173) and $(107)	(270)	(167)
Unearned Employee Stock Ownership Plan (“ESOP”)	(1,296)	(1,382)
Total FedFirst Financial Corporation stockholders’ equity	58,515	58,761
Noncontrolling interest in subsidiary	49	40
Total stockholders’ equity	58,564	58,801
Total liabilities and stockholders’ equity	$ 338,754	$ 335,274

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE

AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011

Interest income:
Loans	$ 3,050	$ 3,271	$ 6,200	$ 6,490
Securities - taxable	393	640	821	1,350
Securities - tax exempt	38	-	73	-
Other interest-earning assets	9	2	15	5
Total interest income	3,490	3,913	7,109	7,845

Interest expense:
Deposits	533	723	1,135	1,434
Borrowings	431	545	885	1,166
Total interest expense	964	1,268	2,020	2,600
Net interest income	2,526	2,645	5,089	5,245

Provision for loan losses	50	200	210	450
Net interest income after provision for loan losses	2,476	2,445	4,879	4,795

Noninterest income:
Fees and service charges	162	134	317	258
Insurance commissions	559	554	1,185	1,183
Income from bank-owned life insurance	65	67	130	135
Net loss on sales of available-for-sale securities	-	-	-	(1)
Net gain (loss) on sales of real estate owned	20	(11)	2	(14)
Other	70	12	81	29
Total noninterest income	876	756	1,715	1,590

Noninterest expense:
Compensation and employee benefits	1,417	1,603	2,794	3,204
Occupancy	300	381	617	735
FDIC insurance premiums	54	71	112	157
Data processing	133	128	270	252
Professional services	147	224	399	403
Other	368	400	731	793
Total noninterest expense	2,419	2,807	4,923	5,544

Income before income tax expense and noncontrolling interest in net income of consolidated subsidiary	933	394	1,671	841
Income tax expense	335	138	600	299
Net income before noncontrolling interest in net income of consolidated subsidiary	598	256	1,071	542
Noncontrolling interest in net income of consolidated subsidiary	4	10	21	28
Net income of FedFirst Financial Corporation	$ 594	$ 246	$ 1,050	$ 514

Earnings per share:
Basic and diluted	$ 0.21	$ 0.08	$ 0.37	$ 0.18

Weighted-average shares outstanding:
Basic	2,884,156	2,909,733	2,846,518	2,906,665
Diluted	2,887,210	2,917,007	2,849,534	2,912,103

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011

Net income before noncontrolling interest in net income of consolidated subsidiary	$ 598	$ 256	$ 1,071	$ 542

Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of income tax expense (benefit)	78	277	(103)	863
Reclassification adjustment on sales of securities available-for-sale, net of income tax benefit	-	-	-	(35)
Other comprehensive income (loss), net of income tax expense (benefit)	78	277	(103)	828
Comprehensive income	676	533	968	1,370
Less: Comprehensive income attributable to the noncontrolling interest in subsidiary	4	10	21	28
Comprehensive income attributable to FedFirst Financial Corporation	$ 672	$ 523	$ 947	$ 1,342

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

				Accumulated
		Additional		Other		Noncontrolling	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Interest in	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Gain (Loss)	ESOP	Subsidiary	Equity
Balance at January 1, 2011	$30	$42,016	$18,140	$(128)	$(1,555)	$84	$58,587
Comprehensive income:
Net income	-	-	514	-	-	28	542
Other comprehensive income, net of tax of $534	-	-	-	828	-	-	828
ESOP shares committed to be released	-	(28)	-	-	86	-	58
Stock-based compensation expense	-	147	-	-	-	-	147
Stock awards granted	-	(79)	-	-	-	-	(79)
Distribution to noncontrolling shareholder	-	-	-	-	-	(56)	(56)
Dividends paid ($0.06 per share)	-	-	(175)	-	-	-	(175)
Balance at June 30, 2011	$30	$42,056	$18,479	$700	$(1,469)	$56	$59,852

				Accumulated
		Additional		Other		Noncontrolling	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Interest in	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Loss	ESOP	Subsidiary	Equity
Balance at January 1, 2012	$30	$41,630	$18,650	$(167)	$(1,382)	$40	$58,801
Comprehensive income (loss):
Net income	-	-	1,050	-	-	21	1,071
Other comprehensive loss, net of tax of $(66)	-	-	-	(103)	-	-	(103)
Purchase and retirement of common stock (80,000 shares)	(1)	(1,119)	-	-	-	-	(1,120)
ESOP shares committed to be released	-	(29)	-	-	86	-	57
Stock-based compensation expense	-	69	-	-	-	-	69
Distribution to noncontrolling shareholder	-	-	-	-	-	(12)	(12)
Dividends paid ($0.07 per share)	-	-	(199)	-	-	-	(199)
Balance at June 30, 2012	$29	$40,551	$19,501	$(270)	$(1,296)	$49	$58,564

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX

MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	Six Months
	Ended June 30,
(Dollars in thousands)	2012	2011
Cash flows from operating activities:
Net income of FedFirst Financial Corporation	$ 1,050	$ 514
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest in net income of consolidated subsidiary	21	28
Provision for loan losses	210	450
Depreciation	204	277
Amortization of intangibles	54	55
Net loss on sales of available-for-sale securities	-	1
Net (gain) loss on sales of real estate owned	(2)	14
Net amortization of security premiums and loan costs	301	184
Noncash expense for ESOP	57	58
Noncash expense for stock-based compensation	69	147
Increase in bank-owned life insurance	(130)	(135)
Decrease in other assets	410	977
Decrease in other liabilities	(648)	(85)
Net cash provided by operating activities	1,596	2,485

Cash flows from investing activities:
Net loan repayments (originations)	2,007	(11,275)
Proceeds from maturities of and principal repayments of securities available-for-sale	10,079	10,101
Proceeds from sales of securities available-for-sale	-	2,006
Purchases of securities available-for-sale	(9,299)	-
Purchases of premises and equipment	(65)	(305)
Decrease in FHLB stock, at cost	521	639
Proceeds from sales of real estate owned	325	281
Net cash provided by investing activities	3,568	1,447

Cash flows from financing activities:
Net decrease in short-term borrowings	-	(4,200)
Repayments of long-term borrowings	(3,408)	(15,680)
Net increase in deposits	7,679	21,292
Decrease in advance payments by borrowers for taxes and insurance	94	246
Purchase and retirement of common stock	(1,120)	-
Dividends paid	(199)	(175)
Distribution to noncontrolling shareholder	(12)	(56)
Net cash provided by financing activities	3,034	1,427

Net increase in cash and cash equivalents	8,198	5,359
Cash and cash equivalents, beginning of period	14,571	9,320

Cash and cash equivalents, end of period	$ 22,769	$ 14,679

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $1,192 and $1,490 respectively)	$ 2,089	$ 2,722
Income tax expense	720	52

Real estate acquired in settlement of loans	20	321

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

First Federal operates as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans as well as a variety of deposit products for individuals and businesses from eight locations in southwestern Pennsylvania. On July 20, 2012, the Company announced that it had filed notice with the Office of the Comptroller of the Currency to close its Donora office with a proposed closing date of October 26, 2012. First Federal conducts insurance brokerage activities through Exchange Underwriters. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Note 3.  Securities

The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2012	Cost	Gains	Losses	Value
Municipal bonds	$8,789	$418	$40	$9,167
Mortgage-backed	15,538	879	2	16,415
REMICs	23,397	643	-	24,040
Corporate debt	3,995	-	2,341	1,654
Equities	4	-	-	4
Total securities available-for-sale	$51,723	$1,940	$2,383	$51,280

December 31, 2011
Government-Sponsored Enterprises	$2,000	$3	$-	$2,003
Municipal bonds	6,738	391	4	7,125
Mortgage-backed	16,572	972	-	17,544
REMICs	23,413	916	11	24,318
Corporate debt	3,995	-	2,541	1,454
Equities	4	-	-	4
Total securities available-for-sale	$52,722	$2,282	$2,556	$52,448

The amortized cost and fair value of securities at June 30, 2012 by contractual maturity were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$700	$722
Due from one to five years	2,020	2,368
Due from five to ten years	6,275	6,483
Due after ten years	42,724	41,703
No scheduled maturity	4	4
Total	$51,723	$51,280

The following table presents gross unrealized losses and fair value of securities aggregated by category and length of time that individual securities have been in a continuous loss position at the dates indicated (dollars in thousands)

	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
June 30, 2012	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Municipal bonds	2	$2,682	$40	-	$-	$-	2	$2,682	$40
Mortgage-backed	2	2,095	2	-	-	-	2	2,095	2
Corporate debt	-	-	-	3	1,654	2,341	3	1,654	2,341
Total securities temporarily impaired	4	$4,777	$42	3	$1,654	$2,341	7	$6,431	$2,383

	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
December 31, 2011	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Municipal bonds	1	$572	$4	-	$-	$-	1	$572	$4
REMICs	1	1,531	11	-	-	-	1	1,531	11
Corporate debt	-	-	-	3	1,454	2,541	3	1,454	2,541
Total securities temporarily impaired	2	$2,103	$15	3	$1,454	$2,541	5	$3,557	$2,556

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

Corporate Debt – At June 30, 2012, the Company had three securities that were in an unrealized loss position for 12 months or more at an amount of $2.3 million. These securities consist of two pools of insurance company-issued preferred trust obligations. These securities were downgraded from their original rating issuance to below investment grade. The lack of liquidity in the market for this type of security, credit rating downgrades and market uncertainties are factors contributing to the unrealized losses on these securities.

The following table provides additional information related to the Company’s pooled preferred trust obligations at June 30, 2012 (dollars in thousands):

Pool	Class	Tranche	Amortized Cost	Fair Value	Unrealized Loss	S&P / Fitch Rating	Current Number of Insurance Companies	Total Collateral	Current Deferrals and Defaults	Performing Collateral	Additional Immediate Deferrals / Defaults Before Causing an Interest Shortfall (a)	Additional Immediate Deferrals / Defaults Before Causing a Break in Yield (b)
I-PreTSL I	Mezzanine	B-3	$1,500	$482	$(1,018)	B+/CCC	16	$188,500	$32,500	$156,000	$94,338	$43,500
I-PreTSL II	Mezzanine	B-3	2,495	1,172	(1,323)	B+/B	25	340,500	17,500	323,000	323,000	126,000
			$3,995	$1,654	$(2,341)

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

These securities are evaluated for other-than-temporary impairment (“OTTI”) by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit-related OTTI exists. Additionally, reports are reviewed that provide information for the amount of deferral/defaults that would have to occur to prevent the tranche from collecting contractual cash flows (principal and interest). None of these securities are projecting a cash flow disruption, nor have any of these securities experienced a cash flow disruption. The Company also reviewed each of the issues’ collateral participants, including their financial condition, ratings provided by A. M. Best (for insurance companies), and adverse conditions specifically related to industry or geographic area. This information did not suggest additional deferrals or defaults in the future that would result in the securities not receiving all of their contractual cash flows. Based on the analysis performed and the fact that the Company does not expect to sell these securities, and because it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company concluded that there is no OTTI on these securities at June 30, 2012.

Other Securities – This category may include Government-Sponsored Enterprises (“GSE”), municipal bonds, mortgage-backed securities and REMICS.  At June 30, 2012, the Company had a total of four securities with an unrealized loss of $42,000 in these categories, including two municipal bonds with an unrealized loss of $40,000 and two mortgage-backed securities with an unrealized loss of $2,000. These securities were in an unrealized loss position for less than 12 months. An evaluation of the individual securities was performed, including a review of all credit ratings, which remain at investment grade. The mortgage-backed securities were issued and backed by a Government-Sponsored Enterprise (“FNMA”). The Company believes the unrealized loss of these securities is due to changes in market interest rates or changes in market conditions as there was no indication that the issuer was having financial difficulties. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before their recovery. The Company expects to recover the entire amortized cost basis of these securities and concluded that there is no OTTI on these securities at June 30, 2012.

Note 4.  Loans

The following table sets forth the composition of our loan portfolio at the dates indicated (dollars in thousands).

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Real estate-mortgage:
One-to four- family residential
Originated	$111,630	44.8%	$117,622	46.0%
Purchased	14,180	5.7	16,304	6.4
Total one-to four- family residential	125,810	50.5	133,926	52.4

Multi-family
Originated	11,828	4.7	13,122	5.1
Purchased	5,050	2.0	5,121	2.0
Total multi-family	16,878	6.7	18,243	7.1

Commercial	40,856	16.4	35,307	13.8
Total real estate-mortgage	183,544	73.6	187,476	73.3

Real estate-construction:
Residential	3,240	1.3	3,874	1.5
Commercial	6,233	2.5	8,308	3.3
Total real estate-construction	9,473	3.8	12,182	4.8

Consumer:
Home equity
Loan-to-value ratio of 80% or less	35,949	14.4	30,679	12.0
Loan-to-value ratio of greater than 80%	8,068	3.2	7,758	3.1
Total home equity	44,017	17.6	38,437	15.1

Other	1,457	0.6	1,892	0.7
Total consumer	45,474	18.2	40,329	15.8

Commercial business	10,935	4.4	15,445	6.1
Total loans	$249,426	100.0%	$255,432	100.0%

Net premiums on loans purchased	126		127
Net deferred loan costs	525		606
Loans in process	(4,131)		(7,790)
Allowance for loan losses	(2,988)		(3,098)
Loans, net	$242,958		$245,277

Nonperforming Assets.  The following table provides information with respect to our nonperforming assets at the dates indicated (dollars in thousands).

	June 30,	December 31,
	2012	2011
Nonaccrual loans:
Real estate - mortgage loans
One-to four- family residential
Originated	$320	$128
Purchased	2,103	1,416
Total one-to four- family residential	2,423	1,544

Multi-family
Originated	-	-
Purchased	-	-
Total multi-family	-	-

Commercial	453	568
Total real estate - mortgage	2,876	2,112

Real estate - construction loans
Residential	-	-
Commercial	-	-
Total real estate - construction	-	-

Consumer loans
Home equity
Loan-to-value ratio of 80% or less	100	-
Loan-to-value ratio of greater than 80%	-	33
Total home equity	100	33

Other	1	-
Total consumer	101	33

Commercial business	-	-
Total nonaccrual loans	2,977	2,145

Accruing loans past due 90 days or more	-
Total nonaccrual loan and accruing loans past due 90 days or more	2,977	2,145
Real estate owned	234	544
Total nonperforming assets	$3,211	$2,689

Troubled debt restructurings
In nonaccrual status	362	465
Performing under modified terms	1,517	1,565
Troubled debt restructurings	$1,879	$2,030

Total nonperforming loans to total loans	1.19%	0.84%
Total nonperforming assets to total assets	0.95	0.80

At June 30, 2012 nonaccrual loans consisted primarily of 12 residential mortgage loans that totaled $2.4 million, of which two were originated internally in the amount of $320,000 and ten were purchased in the amount of $2.1 million. 11 of the nonaccrual residential mortgage loans were in the process of foreclosure at June 30, 2012. The nonaccrual purchased residential loans include one relationship comprised of five loans totaling $1.2 million. Additionally, nonaccrual loans included two commercial real estate loans in the amount of $453,000, two home equity installment loans in the amount of $100,000 and one other consumer loan in the amount of $1,000.

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

The Bank had three relationships classified as TDRs at June 30, 2012 and December 31, 2011 summarized as follows:

•

One relationship with a total balance of $362,000 and $465,000 at June 30, 2012 and December 31, 2011, respectively. The borrower was experiencing financial difficulties and was given a six month interest-only payment concession in 2010. After conclusion of the interest-only period in 2011, the borrower was unable to consistently make regular loan payments and defaulted on the loans, which resulted in the Bank beginning the foreclosure process on the collateral securing the loans. To halt foreclosure, the borrower signed a forbearance agreement and, in 2012, paid off one of the loans and began making monthly payments. If a payment is missed the foreclosure process will restart. This relationship was evaluated for impairment and it was determined based on an appraisal of the underlying loan collateral that a specific allowance was not necessary because there was sufficient collateral to cover the outstanding loan balance. This loan is included in total nonaccrual loans in the previous table.

•

One commercial real estate participation loan with a balance of $645,000 and $654,000 at June 30, 2012 and December 31, 2011, respectively. Because the borrower believed it would be unable to obtain financing to pay the loan in full upon original maturity in 2010, the loan was modified through a forbearance agreement in 2010 by extending the maturity date by three years to 2013. This loan has demonstrated performance under the modified terms and therefore was in a performing (accrual) status at June 30, 2012. This relationship was evaluated for impairment and it was determined based on receipt of an updated appraisal on the property in 2012 that a $170,000 specific allowance was no longer necessary due to an increase in the collateral value.

•

One relationship with a total balance of $872,000 and $911,000 at June 30, 2012 and December 31, 2011, respectively. The relationship consisted of three commercial real estate loans and two consumer loans that have been deemed impaired based on the current financial standing of the borrower. In the fourth quarter of 2011, the three commercial business loans were consolidated into one commercial real estate loan and additional collateral was obtained. These loans have demonstrated performance under the modified terms and therefore were in a performing (accrual) status at June 30, 2012. After enhancing the collateral position and reviewing the updated property appraisals of the underlying loan collateral and the updated valuation of the other business assets securing the loan, it was determined that there was sufficient collateral to cover the outstanding loan balance and, therefore, a specific allowance was not necessary.

The following tables summarize information in regards to impaired loans by loan portfolio class at the dates indicated (dollars in thousands).

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
June 30, 2012	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with no related allowance recorded
One-to four- family originated residential	$285	$285	$-	$285	$-
One-to four- family purchased residential	1,171	1,171	-	1,372	-
Commercial real estate	1,732	1,809	-	1,805	37
Home equity (loan-to-value ratio of 80% or less)	138	138	-	139	4
Other consumer	10	10	-	10	-
Total impaired loans	$3,336	$3,413	$-	$3,611	$41

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2011	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with no related allowance recorded
One-to four- family purchased residential	$1,287	$1,287	$-	$1,290	$11
Commercial real estate	1,447	1,510	-	1,484	60
Home equity (loan-to-value ratio of 80% or less)	140	140	-	143	9
Other consumer	11	11	-	12	1

Impaired loans with an allowance recorded
Commercial real estate	654	654	170	663	32

One-to four- family purchased residential	$1,287	$1,287	$-	$1,290	$11
Commercial real estate	2,101	2,164	170	2,147	92
Home equity (loan-to-value ratio of 80% or less)	140	140	-	143	9
Other consumer	11	11	-	12	1
Total impaired loans	$3,539	$3,602	$170	$3,592	$113

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

	Real estate - mortgage					Real estate- construction		Consumer
	One-to	One-to-						Home	Home
	four-	four						equity (loan-	equity (loan-
	family	family	Multi-	Multi-				to-value	to-value ratio		Com-
	residential	residential	family	family	Com-	Resi-	Com-	ratio of	of greater	Other	mercial	Loans
June 30, 2012	(originated)	(purchased)	(originated)	(purchased)	mercial	dential	mercial	80% or less)	than 80%)	Consumer	business	Total
Grade:
Pass	$111,050	$12,077	$11,828	$5,050	$37,671	$3,240	$6,233	$35,711	$8,068	$1,446	$10,935	$243,309
Special Mention	260	-	-	-	1,362	-	-	-	-	-	-	1,622
Substandard	320	2,103	-	-	1,823	-	-	238	-	11	-	4,495
Doubtful	-	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-	-
Total	$111,630	$14,180	$11,828	$5,050	$40,856	$3,240	$6,233	$35,949	$8,068	$1,457	$10,935	$249,426

	Real estate - mortgage					Real estate- construction		Consumer
	One-to	One-to-						Home	Home
	four-	four						equity (loan-	equity (loan-
	family	family	Multi-	Multi-				to-value	to-value ratio		Com-
	residential	residential	family	family	Com-	Resi-	Com-	ratio of	of greater	Other	mercial	Loans
December 31, 2011	(originated)	(purchased)	(originated)	(purchased)	mercial	dential	mercial	80% or less)	than 80%)	Consumer	business	Total
Grade:
Pass	$117,232	$14,888	$13,122	$5,121	$31,026	$3,874	$8,308	$30,539	$7,725	$1,881	$15,445	$249,161
Special Mention	262	-	-	-	2,076	-	-	-	-	-	-	2,338
Substandard	128	1,416	-	-	2,205	-	-	140	33	11	-	3,933
Doubtful	-	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-	-
Total	$117,622	$16,304	$13,122	$5,121	$35,307	$3,874	$8,308	$30,679	$7,758	$1,892	$15,445	$255,432

At June 30, 2012, special mention assets were $1.6 million and included three relationships that consisted of four commercial real estate loans and one mortgage loan totaling $1.4 million and $260,000, respectively. Substandard assets were $4.5 million and consisted of $3.0 million of non-accrual loans, one commercial real estate loan in the amount of $645,000 and one relationship that totaled $872,000 and consisted of three commercial real estate loans totaling $724,000 and two consumer loans totaling $148,000. Nonaccrual loans consisted of $2.4 million of residential mortgage loans, $453,000 of commercial real estate loans and $101,000 of consumer loans. The nonaccrual residential loans included one purchased relationship which was comprised of five loans totaling $1.2 million.

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

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated (dollars in thousands).

	June 30, 2012			December 31, 2011
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or Greater	Days	Days	or Greater
	Past	Past	Past	Past	Past	Past
	Due	Due	Due	Due	Due	Due
Real estate - mortgage
One-to four- family residential
Originated	$-	$255	$320	$681	$584	$-
Purchased	41	-	2,103	-	172	1,416
Total one-to four- family residential	41	255	2,423	681	756	1,416
Multi-family
Originated	-	-	-	-	-	-
Purchased	-	-	-	-	-	-
Total multi-family	-	-	-	-	-	-
Commercial	-	38	91	25	504	568
Total real estate - mortgage	41	293	2,514	706	1,260	1,984

Real estate - construction
Residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Total real estate - construction	-	-	-	-	-	-

Consumer
Home equity
Loan-to-value ratio of 80% or less	-	-	100	68	-	-
Loan-to-value ratio of greater than 80%	-	48	-	48	-	33
Total home equity	-	48	100	116	-	33
Other	5	15	1	1	4	-
Total consumer	5	63	101	117	4	33

Commercial business	-	-	-	28	-	-
Total delinquencies	$46	$356	$2,615	$851	$1,264	$2,017

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

Allowance on Impaired Loans. We establish an allowance for loans that are individually evaluated and determined to be impaired. The allowance is determined by utilizing one of the three impairment measurement methods. At June 30, 2012, there were five loan relationships that were individually evaluated for impairment, of which three were considered TDRs. The three relationships that were considered TDRs at June 30, 2012 were summarized previously in the “Nonperforming Assets” section. The two relationships that were not considered TDRs are summarized as follows:

•                 A purchased residential mortgage relationship consisting of five loans totaling $1.2 million that has been deemed impaired due to the borrower no longer making payments. One loan with a balance of $116,000 was paid off in 2012 and the remaining five loans were in the process of foreclosure as of June 30, 2012. It was determined based on an appraisal of the underlying loan collateral that there was sufficient collateral to cover the outstanding loan balance and, therefore, a specific allowance was not established. In July 2012, the borrower paid off one loan and refinanced the remaining $994,000 balance into one loan. As a result of the refinance, the Bank improved its collateral position through cross-collateralization of the remaining four properties.

•                 One originated mortgage loan with a balance of $285,000 that has been deemed impaired due to the borrower declaring Chapter 13 bankruptcy and no longer making payments. It was determined based on an appraisal of the underlying loan collateral that there was sufficient collateral to cover the outstanding loan balance and, therefore, a specific allowance was not established.

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

At June 30, 2012, the allowance for loan losses to total loans ratio was 1.20% compared to 1.21% at December 31, 2011. The decrease is primarily due to an increase in purchased residential nonperforming loans.

The following table summarizes the activity in the allowance for loan losses for the three and six months ended June 30, 2012 (dollars in thousands):

Real estate - mortgage					Real estate-construction		Consumer
One-to four- family residential (originated)	One-to four- family residential (purchased)	Multi- family (originated)	Multi- family (purchased)	Com- mercial	Resi- dential	Com- mercial	Home equity (loan- to-value ratio of 80% or less)	Home equity (loan- to-value ratio of greater than 80%)	Other Consumer	Com- mercial business	Unal- located	Total

Loan Balance	$111,630	$14,180	$11,828	$5,050	$40,856	$3,240	$6,233	$35,949	$8,068	$1,457	$10,935		$249,426

Allowance for loan losses:
March 31, 2012	$576	$435	$37	$123	$922	$6	$13	$377	$249	$21	$204	$140	$3,103
Charge-offs	115	3	-	-	33	-	-	-	-	-	15	-	166
Recoveries	-	-	-	-	-	-	-	-	1	-	-	-	1
Provision	36	94	(1)	(1)	(101)	(1)	(4)	37	13	(4)	(17)	(1)	50
June 30, 2012	$497	$526	$36	$122	$788	$5	$9	$414	$263	$17	$172	$139	$2,988

December 31, 2011	$534	$465	$39	$124	$858	$6	$12	$379	$267	$24	$242	$148	$3,098
Charge-offs	115	109	-	-	33	-	-	-	49	-	15	-	321
Recoveries	-	-	-	-	-	-	-	-	1	-	-	-	1
Provision	78	170	(3)	(2)	(37)	(1)	(3)	35	44	(7)	(55)	(9)	210
June 30, 2012	$497	$526	$36	$122	$788	$5	$9	$414	$263	$17	$172	$139	$2,988

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated on historical loss experience	147	204	-	77	105	-	-	82	110	13	2	-	740
Collectively evaluated on qualitative factors	350	322	36	45	683	5	9	332	153	4	170	-	2,109
Unallocated	-	-	-	-	-	-	-	-	-	-	-	139	139

Total allowance for loan losses	$497	$526	$36	$122	$788	$5	$9	$414	$263	$17	$172	$139	$2,988

Percent of Allowance	16.6%	17.6%	1.2%	4.1%	26.4%	0.2%	0.3%	13.9%	8.8%	0.6%	5.7%	4.6%	100.0%

Percent of Loans (1)	44.8%	5.7%	4.7%	2.0%	16.4%	1.3%	2.5%	14.4%	3.2%	0.6%	4.4%		100.0%

(1)          Represents percentage of loans in each category to total loans.

The following table summarizes the activity in the allowance for loan losses for the three and six months ended June 30, 2011 (dollars in thousands):

Real estate - mortgage					Real estate-construction		Consumer
One-to four- family residential (originated)	One-to four- family residential (purchased)	Multi- family (originated)	Multi- family (purchased)	Com- mercial	Resi- dential	Com- mercial	Home equity (loan- to-value ratio of 80% or less)	Home equity (loan- to-value ratio of greater than 80%)	Other Consumer	Com- mercial business	Unal- located	Total

Loan Balance	$121,348	$18,246	$9,303	$5,189	$36,022	$7,354	$709	$28,182	$8,105	$1,930	$11,481		$247,869

Allowance for loan losses:
March 31, 2011	$559	$417	$23	$127	$754	$9	$1	$342	$280	$24	$187	$112	$2,835
Charge-offs		43											43
Recoveries	-	1	-	-	-	-	-	-	-	1	-	-	2
Provision	(6)	17	5	(1)	141	2	-	28	(1)	-	11	4	200
June 30, 2011	$553	$392	$28	$126	$895	$11	$1	$370	$279	$25	$198	$116	$2,994

December 31, 2010	$558	$433	$12	$127	$804	$10	$1	$294	$292	$26	$171	$96	$2,824
Charge-offs		275								7			282
Recoveries	-	1	-	-	-	-	-	-	-	1	-	-	2
Provision	(5)	233	16	(1)	91	1	-	76	(13)	5	27	20	450
June 30, 2011	$553	$392	$28	$126	$895	$11	$1	$370	$279	$25	$198	$116	$2,994

Individually evaluated for impairment	$-	$-	$-	$-	$170	$-	$-	$-	$-	$-	$-	$-	$170
Collectively evaluated on historical loss experience	160	177	-	79	61	-	-	97	121	19	2	-	716
Collectively evaluated on qualitative factors	393	215	28	47	664	11	1	273	158	6	196	-	1,992
Unallocated	-	-	-	-	-	-	-	-	-	-	-	116	116

Total allowance for loan losses	$553	$392	$28	$126	$895	$11	$1	$370	$279	$25	$198	$116	$2,994

Percent of Allowance	18.5%	13.1%	0.9%	4.2%	29.9%	0.4%	0.0%	12.4%	9.3%	0.8%	6.6%	3.9%	100.0%

Percent of Loans (1)	48.9%	7.4%	3.8%	2.1%	14.5%	3.0%	0.3%	11.3%	3.3%	0.8%	4.6%		100.0%

(1)          Represents percentage of loans in each category to total loans.

Note 5.  Deposits

Deposits are summarized as follows (dollars in thousands).

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$24,161	10.5%	$20,536	9.3%
Interest-bearing demand deposits	15,164	6.6	14,555	6.6
Savings accounts	24,755	10.8	22,827	10.3
Money market accounts	67,371	29.4	59,709	27.0
Certificates of deposit	97,768	42.7	103,913	46.8
Total deposits	$229,219	100.0%	$221,540	100.0%

Note 6.  Borrowings

We utilize borrowings as a supplemental source of funds for loans and securities. The primary sources of borrowings are FHLB advances and, to a limited extent, repurchase agreements. At June 30, 2012 and December 31, 2011, we had $46.4 million and $49.9 million of borrowings, respectively, of which $43.4 million and $46.9 million, respectively were FHLB advances and $3.0 million were repurchase agreements. Our FHLB advances were comprised of fixed rate advances.

The following table sets forth borrowings based on their stated maturities and weighted average rates at the dates indicated.

	June 30, 2012		December 31, 2011
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Balance	Rate	Balance	Rate

Due in one year or less	$8,442	3.95%	$8,406	4.15%
Due in one to two years	20,967	3.63	11,497	3.68
Due in two to three years	5,000	2.94	18,000	3.41
Due in three to four years	12,000	3.82	12,000	3.82
Advances	$46,409		$49,903
Less: deferred premium on modification	(528)		(614)

Total advances	$45,881	3.66%	$49,289	3.69%

The following table sets forth information concerning our borrowings for the periods indicated.

	Six Months	Year
	Ended	Ended
	June 30,	December 31,
(Dollars in thousands)	2012	2011

Maximum amount outstanding at any month end during the period	$ 48,873	$ 72,864
Average amounts outstanding during the period	47,471	58,150
Weighted average rate during the period	3.73%	3.69%

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

The following table sets forth basic and diluted earnings per common share at the dates indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011

Net income of FedFirst Financial Corporation	$594	$246	$1,050	$514
Weighted-average shares outstanding:
Basic	2,884,156	2,909,733	2,846,518	2,906,665
Effect of dilutive stock options and restrictive stock awards	3,053	7,274	3,016	5,438

Diluted	2,887,210	2,917,007	2,849,534	2,912,103

Earnings per share:
Basic and diluted	$0.21	$0.08	$0.37	$0.18

The dilutive effect on average shares outstanding is the result of stock options outstanding. At June 30, 2012 and June 30, 2011, options to purchase 150,017 and 104,334 shares of common stock, respectively, at a weighted average exercise price of $17.02 and $19.53 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Note 8.  Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of June 30, 2012 and December 31, 2011 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to June 30, 2012 and December 31, 2011 may be different than the amounts reported at each period end.

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

In some instances, the fair value of certain securities cannot be determined using these techniques due to the lack of relevant market data. As such, these securities are valued using an alternative technique and classified within Level 3 of the fair value hierarchy. At June 30, 2012, Level 3 includes three corporate debt securities with a fair value of $1.7 million.

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

(Dollars in thousands)	June 30, 2012	December 31, 2011

Significant other observable inputs (Level 2)
Securities available-for-sale
Government-sponsored enterprises	$-	$2,003
Municipal bonds	9,167	7,125
Mortgage-backed	16,415	17,512
REMICs	24,040	24,318
Equities	4	4

Total significant other observerable inputs (Level 2)	49,626	50,962

Significant unobservable inputs (Level 3)
Securities available-for-sale
Mortgage-backed	-	32
Corporate debt	1,654	1,454

Total significant unobservable inputs (Level 3)	1,654	1,486

Total securities available-for-sale	$51,280	$52,448

Total assets measured at fair value on a recurring basis	$51,280	$52,448

	Significant
	Unobservable Inputs
(Dollars in thousands)	(Level 3)

December 31, 2010	$1,278
Total unrealized gains	214
Paydowns and maturities	(6)

December 31, 2011	$1,486
Total unrealized gains	200
Paydowns and maturities	(11)
Net transfers out of level 3	(21)

June 30, 2012	$1,654

(Dollars in thousands)	June 30, 2012	December 31, 2011

The amount of total unrealized gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains relating to assets still held at period end	$200	$214

Seven mortgage-backed securities were transferred out of Level 3 and into Level 2 in 2012 because a reliable price could be obtained using a model based valuation technique or through a broker quote.

For Level 3 assets measured at fair value on a recurring basis as of June 30, 2012, the following table sets forth the significant unobservable inputs used in the fair value measurements.

(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Securities available-for-sale

Corporate Debt	$ 1,654	Discounted cash flow	Average probability of default	4.62%

			Correlation	50% for issuers in the same industry

			Deferral/default recovery rate	0% on currently defaulted/deferring assets and projected defaults

			Prepayment	0%

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

	June 30, 2012		December 31, 2011

	Carrying		Carrying
(Dollars in thousands)	Value	Fair Value	Value	Fair Value

Significant other observable inputs (Level 2)
Impaired loans	$3,336	$3,336	$3,539	$3,369
Real estate owned	234	234	544	544

Total assets measured at fair value on a nonrecurring basis	$3,570	$3,570	$4,083	$3,913

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011.

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

The following table sets forth the carrying amount and estimated fair value of financial instruments at the dates indicated (dollars in thousands).

	Carrying	Estimated	Fair Value Measurements
June 30, 2012	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$22,769	$22,769	$22,769	$-	$-
Securities available-for-sale	51,280	51,280	-	49,626	1,654
Loans, net	242,958	255,127	-	3,336	251,791
FHLB stock	4,819	4,819	4,819	-	-
Accrued interest receivable	1,131	1,131	1,131	-	-

Financial liabilities:
Deposits	229,219	231,248	131,451	99,797	-
Borrowings	45,881	48,226	-	48,226	-
Accrued interest payable	361	361	361	-	-

	Carrying	Estimated
December 31, 2011	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$14,571	$14,571
Securities available-for-sale	52,448	52,448
Loans, net	245,277	256,446
FHLB stock	5,340	5,340
Accrued interest receivable	1,244	1,244

Financial liabilities:
Deposits	221,540	224,371
Borrowings	49,289	52,179
Accrued interest payable	430	430

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

	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated

June 30, 2012
Assets	$338,723	$843	$58,437	$(59,249)	$338,754
Liabilities	291,093	263	25	(11,191)	280,190
Stockholders’ equity	47,630	580	58,412	(48,058)	58,564

December 31, 2011
Assets	$335,151	$1,041	$58,787	$(59,705)	$335,274
Liabilities	288,645	506	26	(12,704)	276,473
Stockholders’ equity	46,506	535	58,761	(47,001)	58,801

Three Months Ended June 30, 2012
Total interest income	$3,490	$-	$23	$(23)	$3,490
Total interest expense	987	-	-	(23)	964
Net interest income	2,503	-	23	-	2,526
Provision for loan losses	50	-	-	-	50
Net interest income after provision for loan losses	2,453	-	23	-	2,476
Noninterest income	317	559	-	-	876
Noninterest expense	1,836	515	68	-	2,419
Undistributed net gain of subsidiary	22	-	624	(646)	-
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	956	44	579	(646)	933
Income tax expense (benefit)	328	22	(15)	-	335
Net income before noncontrolling interest in net
loss of consolidated subsidiary	628	22	594	(646)	598
Less: Noncontrolling interest in net loss of consolidated subsidiary	4	-	-	-	4
Net income	$624	$22	$594	$(646)	$594

Six Months Ended June 30, 2012
Total interest income	$7,108	$1	$47	$(47)	$7,109
Total interest expense	2,067	-	-	(47)	2,020
Net interest income	5,041	1	47	-	5,089
Provision for loan losses	210	-	-	-	210
Net interest income after provision for loan losses	4,831	1	47	-	4,879
Noninterest income	530	1,185	-	-	1,715
Noninterest expense	3,720	994	209	-	4,923
Undistributed net gain of subsidiary	106	-	1,157	(1,263)	-
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	1,747	192	995	(1,263)	1,671
Income tax expense (benefit)	569	86	(55)	-	600
Net income before noncontrolling interest in net income of consolidated subsidiary	1,178	106	1,050	(1,263)	1,071
Less: Noncontrolling interest in net income of consolidated subsidiary	21	-	-	-	21
Net income	$1,157	$106	$1,050	$(1,263)	$1,050

(Dollars in thousands)	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated

Three Months Ended June 30, 2011
Total interest income	$3,912	$1	$26	$(26)	$3,913
Total interest expense	1,294	-	-	(26)	1,268
Net interest income	2,618	1	26	-	2,645
Provision for loan losses	200	-	-	-	200
Net interest income after provision for loan losses	2,418	1	26	-	2,445
Noninterest income	204	552	-	-	756
Noninterest expense	2,261	464	82	-	2,807
Undistributed net gain of subsidiary	48	-	283	(331)	-
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	409	89	227	(331)	394
Income tax expense (benefit)	116	41	(19)	-	138
Net income before noncontrolling interest in net income of consolidated subsidiary	293	48	246	(331)	256
Less: Noncontrolling interest in net income of consolidated subsidiary	10	-	-	-	10
Net income	$283	$48	$246	$(331)	$246

Six Months Ended June 30, 2011
Total interest income	$7,843	$2	$51	$(51)	$7,845
Total interest expense	2,651	-	-	(51)	2,600
Net interest income	5,192	2	51	-	5,245
Provision for loan losses	450	-	-	-	450
Net interest income after provision for loan losses	4,742	2	51	-	4,795
Noninterest income	405	1,184	1	-	1,590
Noninterest expense	4,442	935	167	-	5,544
Undistributed net gain of subsidiary	139	-	590	(729)	-
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	844	251	475	(729)	841
Income tax expense (benefit)	226	112	(39)	-	299
Net income before noncontrolling interest in net income of consolidated subsidiary	618	139	514	(729)	542
Less: Noncontrolling interest in net income of consolidated subsidiary	28	-	-	-	28
Net income	$590	$139	$514	$(729)	$514

Note 10.  Other Comprehensive Income (Loss)

The following table sets forth the tax effects allocated to each component of the Company’s other comprehensive income (loss) at the dates indicated (dollars in thousands).

	Before	Income	Net of
	Income Tax	Tax	Income
Three months ended June 30, 2012	Expense	Expense	Tax

Other comprehensive income:
Unrealized gain on securities available-for-sale	$128	$50	$78

	Before	Income	Net of
	Income Tax	Tax	Income
Three months ended June 30, 2011	Expense	Expense	Tax

Other comprehensive income:
Unrealized gain on securities available-for-sale,	$457	$180	$277

	Before	Income	Net of
	Income Tax	Tax	Income
Six months ended June 30, 2012	Benefit	Benefit	Tax

Other comprehensive loss:
Unrealized loss on securities available-for-sale,	$(169)	$(66)	$(103)

	Before Income	Income Tax	Net of
	Tax Expense	Expense or	Income
Six months ended June 30, 2011	or (Benefit)	(Benefit)	Tax

Other comprehensive income (loss):
Unrealized gain on securities available-for-sale	$1,420	$557	$863
Reclassification adjustment on sales of securities available-for-sale	(58)	(23)	(35)
Other comprehensive income	$1,362	$534	$828

Note 11.  Stock Based Compensation

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

On April 2, 2012, certain directors, executive officers and key employees of the Company were awarded an aggregate of 16,240 restricted shares of common stock and 17,000 options to purchase shares of common stock. The awards vest over five years at the rate of 20% per year and the stock options have a 10 year contractual life from the date of grant. The Company’s common stock closed at $13.92 per share on April 2, 2012, which is the exercise price of the options granted on that date. The market value of the restricted stock awards was approximately $226,000, before the impact of income taxes. The estimated value of the stock options was $53,000, before the impact of income taxes. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on April 2, 2012 was $3.14 using the following Black-Scholes-Merton option pricing model assumptions: expected life of seven years, expected dividend rate of 0.86%, risk-free interest rate of 1.02% and an expected volatility of 22.6%, based on historical results.

The Company recognizes expense associated with the awards over the five-year vesting period in accordance with ASC 718 Compensation - Stock Compensation and ASC 505-50 Equity-Based Payments to Non-Employees. Compensation expense was $41,000 for the three months ended June 30, 2012 compared to $74,000 for the three months ended June 30, 2011. For the six months ended June 30, 2012, compensation expense was $69,000 compared to $147,000 for the six months ended June 30, 2011. As of June 30, 2012, there was $527,000 of total unrecognized compensation cost related to nonvested stock-based compensation compared to $316,000 at December 31, 2011. The compensation expense at June 30, 2012 is expected to be recognized ratably over the weighted average remaining service period of 4.13 years.

		Stock Options
		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Remaining
Stock-Based Compensation	Shares	Price	Term
Outstanding at January 1, 2012	140,119	$16.86	6.86
Granted	17,000	13.92
Exercised or converted	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2012	157,119	$16.54	6.72

Exercisable at June 30, 2012	78,599	$19.71	4.54

	Stock Options		Restricted Stock Awards
	Number of	Fair-Value	Number of	Fair-Value
	Shares	Price	Shares	Price
Nonvested at December 31, 2011	64,020	$3.55	9,632	$13.90
Granted	17,000	3.14	16,240	13.92
Vested	(2,500)	3.14	(1,000)	15.38
Forfeited	-	-	-	-
Nonvested at June 30, 2012	78,520	$3.47	24,872	$13.85

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

Balance Sheet Analysis

Assets.  Total assets at June 30, 2012 were $338.8 million, an increase of $3.5 million, or 1.0%, from total assets of $335.3 million at December 31, 2011.

Securities available-for-sale decreased $1.2 million, or 2.2%, to $51.3 million at June 30, 2012 compared to $52.4 million at December 31, 2011. The decrease was primarily the result of $10.1 million of calls and paydowns, including a $2.0 million call of a GSE security and a $665,000 partial call of a municipal bond. In addition, the securities portfolio reflects an unrealized loss of $443,000 at June 30, 2012 compared to $274,000 at December 31, 2011. This was partially offset by the purchase of $9.3 million of securities, including $4.5 million in REMICs, $2.7 million in tax exempt municipal bonds, and $2.1 million in mortgage-backed securities.

Loans, net, decreased $2.3 million, or 0.9%, to $243.0 million at June 30, 2012 compared to $245.3 million at December 31, 2011 primarily due to a decrease of $8.1 million in residential mortgage loans, $4.5 million in commercial business loans, and $1.4 million in multifamily loans, partially offset by an increase of $5.6 million in home equity loans and $5.5 million in commercial real estate loans. While the Bank continues to generate growth in commercial real estate, payoffs and paydowns of higher yielding residential real estate loans have been replaced by home equity loan originations at shorter terms and lower yields.

Liabilities.  Total liabilities at June 30, 2012 were $280.2 million, compared to $276.5 million at December 31, 2011, an increase of $3.7 million, or 1.3%.

Total deposits increased $7.7 million, or 3.5%, to $229.2 million at June 30, 2012 compared to $221.5 million at December 31, 2011. There was an increase of $7.6 million in money market accounts, $3.6 million in noninterest-bearing demand deposits, and $1.9 million in savings accounts. The increase in money market accounts is primarily from a large business customer deposit. This was partially offset by a $6.1 million decrease in certificates of deposit, primarily due to maturing certificate of deposit.

Borrowings decreased $3.4 million, or 6.9%, to $45.9 million at June 30, 2012 compared to $49.3 million at December 31, 2011 primarily due to paydowns on amortizing advances and the pay-off of a $1.0 million  matured advance.

Stockholders’ Equity.  Stockholders’ equity was $58.6 million at June 30, 2012, a decrease of $237,000 from December 31, 2011. Stockholders’ equity decreased primarily as a result of $1.1 million in purchases of the Company’s common stock as part of the Company’s stock repurchase program. In addition, there was $199,000 in dividends paid to stockholders and a $103,000 decrease in the fair value of the securities portfolio, net of tax. This was partially offset by $1.1 million of net income for the six months ended June 30, 2012.

Results of Operations for the Three Months Ended June 30, 2012 and 2011

Overview.  The Company had net income of $594,000 for the three months ended June 30, 2012, compared to $246,000 for the same period in 2011.

	Three Months Ended
	June 30,
(Dollars in thousands)	2012	2011
Net income of FedFirst Financial Corporation	$594	$246
Return on average assets	0.70%	0.28%
Return on average equity	4.04	1.63
Average equity to average assets	17.40	17.44

Net Interest Income.  Net interest income for the three months ended June 30, 2012 decreased $119,000, or 4.5%, to $2.5 million compared to $2.6 million for the three months ended June 30, 2011. Paydowns and payoffs of higher yielding loans and securities due to the continued historically low interest rate environment and sales of securities in the prior year resulted in a $423,000 decline in interest income. This was partially offset by interest rate reductions on deposits that resulted in a $190,000 decrease in deposits expense and payoffs on borrowings that resulted in a $114,000 decrease in borrowings expense.

Interest income decreased $423,000, or 10.8%, to $3.5 million for the three months ended June 30, 2012 compared to $3.9 million for the three months ended June 30, 2011 primarily due to decreases of 49 basis points in yield and $1.1 million in average balance on interest-earning assets. Interest income on loans decreased $221,000 due to a decrease of 48 basis points in yield, which was primarily driven by payoffs and paydowns of higher yielding residential real estate and home equity loans that were replaced by originations at lower yields. The decrease in yield on loans was partially offset by a $5.1 million increase in the average balance, primarily in home equity, multifamily and commercial real estate loans. Interest income on securities decreased $209,000 due to decreases of $17.0 million in average balance and 24 basis points in yield, primarily due to paydowns, calls and sales of higher yielding securities, which were reinvested in lower yielding securities.

Interest expense decreased $304,000, or 24.0%, to $964,000 for the three months ended June 30, 2012 compared to $1.3 million for the three months ended June 30, 2011 due to decreases of 38 basis points in cost and $12.9 million in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $190,000 due to a decrease of 36 basis points in cost, primarily related to the repricing of money market accounts and maturing certificates of deposit at lower rates. Interest expense on borrowings decreased $114,000 due to a decrease of $11.2 million in the average balance, as funds generated from deposit growth and security and loan paydowns were used to reduce borrowings.

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

	Three Months Ended June 30,
	2012			2011
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$ 244,359	$ 3,050	4.99%	$ 239,253	$ 3,271	5.47%
Securities (3)(4)	51,195	451	3.52	68,166	640	3.76
Other interest-earning assets	23,332	9	0.15	12,598	2	0.06
Total interest-earning assets	318,886	3,510	4.40	320,017	3,913	4.89
Noninterest-earning assets	18,860			26,370
Total assets	$ 337,746			$ 346,387

Liabilities and Stockholders’ equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$ 15,746	6	0.15%	$ 13,745	9	0.26%
Savings accounts	23,972	12	0.20	22,608	28	0.50
Money market accounts	63,380	75	0.47	61,514	129	0.84
Certificates of deposit	99,715	440	1.77	106,588	557	2.09
Total interest-bearing deposits	202,813	533	1.05	204,455	723	1.41

Borrowings	46,464	431	3.71	57,694	545	3.78
Total interest-bearing liabilities	249,277	964	1.55	262,149	1,268	1.93

Noninterest-bearing liabilities	29,707			23,832
Total liabilities	278,984			285,981

Stockholders’ equity	58,762			60,406
Total liabilities and stockholders’ equity	$ 337,746			$ 346,387

Net interest income		$ 2,546			$ 2,645

Interest rate spread			2.85%			2.96%
Net interest margin			3.19			3.31
Average interest-earning assets to average interest-bearing liabilities			127.92%			122.07%

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

	Three Months Ended June 30, 2012
	Compared To
	Three Months Ended June 30, 2011
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$71	$(292)	$(221)
Securities	(150)	(39)	(189)
Other interest-earning assets	3	4	7
Total interest-earning assets	(76)	(327)	(403)

Interest expense:
Deposits	(6)	(184)	(190)
Borrowings	(104)	(10)	(114)
Total interest-bearing liablities	(110)	(194)	(304)
Change in net interest income	$34	$(133)	$(99)

Provision for Loan Losses.  The provision for loan losses was $50,000 for the three months ended June 30, 2012 compared to $200,000 for the three months ended June 30, 2011. Despite an increase in net charge-offs, the provision decreased primarily due to a reduction of $170,000 in specific reserves after receiving an updated collateral appraisal. Net charge-offs were $165,000 for the three months ended June 30, 2012 compared to $41,000 for the three months ended June 30, 2011. Charge-offs in both periods were composed primarily of residential mortgage loans.

Noninterest Income.  Noninterest income increased $120,000 to $876,000 for the three months ended June 30, 2012 compared to $756,000 for the three months ended June 30, 2011. In the current period, a financed real estate owned property was paid off which resulted in the recognition of $66,000 of income that had previously been deferred. There was also a $20,000 gain on the sale of REO properties in the current period compared to an $11,000 loss in the prior period.  In addition, fees and service charge income increased $28,000 primarily due to changes in the Bank’s fee structure and related customer activity as well as the receipt of a prepayment penalty from a commercial real estate loan payoff in the current period.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Three Months Ended
	June 30,
(Dollars in thousands)	2012	2011
Compensation and employee benefits	$1,417	$1,603
Occupancy	300	381
FDIC insurance premiums	54	71
Data processing	133	128
Professional services	147	224
Advertising	37	37
Stationary, printing and supplies	25	23
Telephone	13	13
Postage	30	40
Correspondent bank fees	33	38
Real estate owned expense	1	37
Amortization of intangibles	27	27
All other	202	185
Total noninterest expense	$2,419	$2,807

Noninterest expense decreased $388,000, or 13.8%, to $2.4 million for the three months ended June 30, 2012 compared to $2.8 million for the three months ended June 30, 2011. Compensation expense decreased $186,000 primarily due to the termination of the Company’s supplemental executive retirement plan in the fourth quarter of 2011 and a decrease in stock-based compensation expense due to the final vesting of 2006 restricted stock awards and options. Occupancy expense decreased $81,000 primarily due to fully depreciated assets, a decrease in rent due to a branch consolidation in the prior year, and a decrease in office building maintenance costs. In addition, professional services decreased $77,000 primarily due to costs associated with a branch facilities assessment in the prior period.

Income Tax Expense.  Income tax expense for the three months ended June 30, 2012 increased to $335,000 compared to $138,000 for the same period in 2011 primarily due to a $539,000 increase in income before income tax expense.

Results of Operations for the Six Months Ended June 30, 2012 and 2011

Overview.  The Company had net income of $1.1 million for the six months ended June 30, 2012 compared to $514,000 for the six months ended June 30, 2011.

	Six Months Ended
	June 30,
(Dollars in thousands)	2012	2011
Net income of FedFirst Financial Corporation	$1,050	$514
Return on average assets	0.62%	0.30%
Return on average equity	3.56	1.72
Average equity to average assets	17.45	17.31

Net Interest Income.  Net interest income for the six months ended June 30, 2012 decreased $156,000 to $5.1 million compared to $5.2 million for the six months ended June 30, 2011. Paydowns and payoffs of higher yielding loans and securities due to the continued historically low interest rate environment and sales of securities in the prior year resulted in a $736,000 decline in interest income.  This was partially offset by interest rate reductions on deposits that resulted in a $299,000 decrease in deposits expense and payoffs on borrowings that resulted in a $281,000 decrease in borrowings expense.

Interest income decreased $736,000, or 9.4%, to $7.1 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Interest income on securities decreased $456,000  due to decreases of $19.6 million in average balance and 19 basis points in yield, primarily due to paydowns, calls and sales of higher yielding securities, which were reinvested in lower yielding securities. Interest income on loans decreased $290,000 due to a decrease of 43 basis points in yield, which was primarily driven by payoffs and paydowns of higher yielding residential real estate and home equity loans that were replaced by originations at lower yields. The decrease in yield on loans was partially offset by an $8.5 million increase in the average balance, primarily in home equity, multifamily and commercial real estate loans.

Interest expense decreased $580,000, or 22.3%, to $2.0 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due to decreases of 37 basis points in cost and $11.8 million in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $299,000 due to a decrease of 33 basis points in cost, primarily related to the repricing of money market accounts and maturing certificates of deposit at lower rates. Interest expense on borrowings decreased $281,000 due to a decrease of $17.2 million in the average balance, as funds generated from deposit growth and security and loan paydowns were used to reduce borrowings.

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

	Six Months Ended June 30,
	2012			2011
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$ 244,570	$ 6,200	5.07%	$ 236,024	$ 6,490	5.50%
Securities (3)(4)	52,523	932	3.55	72,160	1,350	3.74
Other interest-earning assets	22,153	15	0.14	10,195	5	0.10
Total interest-earning assets	319,246	7,147	4.48	318,379	7,845	4.93
Noninterest-earning assets	19,073			25,953
Total assets	$ 338,319			$ 344,332

Liabilities and Stockholders’ equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$ 15,541	13	0.17%	$ 13,606	18	0.26%
Savings accounts	23,592	25	0.21	22,216	55	0.50
Money market accounts	62,568	157	0.50	61,274	264	0.86
Certificates of deposit	101,300	940	1.86	100,493	1,097	2.18
Total interest-bearing deposits	203,001	1,135	1.12	197,589	1,434	1.45

Borrowings	47,471	885	3.73	64,687	1,166	3.61
Total interest-bearing liabilities	250,472	2,020	1.61	262,276	2,600	1.98

Noninterest-bearing liabilities	28,800			22,456
Total liabilities	279,272			284,732

Stockholders’ equity:	59,047			59,600
Total liabilities and stockholders’ equity	$ 338,319			$ 344,332

Net interest income		$ 5,127			$ 5,245

Interest rate spread			2.87%			2.95%
Net interest margin			3.21			3.29
Average interest-earning assets to average interest-bearing liabilities			127.46%			121.39%

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

	Six Months Ended June 30, 2012
	Compared To
	Six Months Ended June 30, 2011
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$229	$(519)	$(290)
Securities	(352)	(66)	(418)
Other interest-earning assets	8	2	10
Total interest-earning assets	(115)	(583)	(698)

Interest expense:
Deposits	38	(337)	(299)
Borrowings	(319)	38	(281)
Total interest-bearing liablities	(281)	(299)	(580)
Change in net interest income	$166	$(284)	$(118)

Provision for Loan Losses.  The provision for loan losses was $210,000 for the six months ended June 30, 2012 compared to $450,000 for the six months ended June 30, 2011. The provision decreased primarily due to a reduction of $170,000 in specific reserves after receiving an updated collateral appraisal. In addition, prior period adjustments to the qualitative factors used in determining the allowance for loan losses resulted in an increase in the provision in the previous period.  Net charge-offs were $320,000 for the six months ended June 30, 2012 compared to $280,000 for the six months ended June 30, 2011. Charge-offs in both periods were composed primarily of residential mortgage loans.

Noninterest Income.  Noninterest income increased $125,000, or 7.9%, to $1.7 million for the six months ended June 30, 2012 compared to $1.6 million for the six months ended June 30, 2011. In the current period, a financed real estate owned property was paid off which resulted in the recognition of $66,000 of income that had previously been deferred. In addition, fees and service charge income increased $59,000 primarily due to changes in the Bank’s fee structure and related customer activity as well as the receipt of prepayment penalties from commercial real estate loan payoffs in the current period.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Six Months Ended
	June 30,
(Dollars in thousands)	2012	2011
Compensation and employee benefits	$2,794	$3,204
Occupancy	617	735
FDIC insurance premiums	112	157
Data processing	270	252
Professional services	399	403
Advertising	74	89
Stationary, printing and supplies	49	50
Telephone	26	25
Postage	64	81
Correspondent bank fees	68	77
Real estate owned expense	13	39
Amortization of intangibles	54	55
All other	383	377
Total noninterest expense	$4,923	$5,544

Noninterest expense decreased $621,000, or 11.2%, to $4.9 million for the six months ended June 30, 2012 compared to $5.5 million for the six months ended June 30, 2011. Compensation expense decreased $410,000 primarily due to the termination of the Company’s supplemental executive retirement plan in the fourth quarter of 2011 and a decrease in stock-based compensation expense due to the final vesting of 2006 restricted stock awards and options. Occupancy expense decreased $118,000 primarily due to fully depreciated assets, a decrease in rent due to a branch consolidation in the prior year, and a decrease in office building maintenance costs. There was also a $45,000 decrease in insurance premiums due to the Federal Deposit Insurance Corporation’s revised assessment methodology implemented in the second quarter of 2011.

Income Tax Expense.  Income tax expense for the six months ended June 30, 2012 increased to $600,000 compared to $299,000 for the same period in 2010 primarily due to a $830,000 increase in net income before income tax expense.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $22.8 million. At June 30, 2012, securities classified as available-for-sale totaled $51.3 million, which provides an additional source of liquidity. In addition, at June 30, 2012, the maximum remaining borrowing capacity at the FHLB of Pittsburgh was approximately $128.0 million. We also have the ability to borrow from the Federal Reserve based upon eligible collateral and have two unsecured discretionary lines of credit totaling $13.0 million. At June 30, 2012 and December 31, 2011, the Bank had no borrowings with the Federal Reserve and had not taken any advances on the line of credits.

Certificates of deposit due within one year of June 30, 2012 totaled $47.8 million, or 48.9% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and borrowings. We believe, however, based on past experience that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table summarizes the Company’s commitments at the date indicated.

June 30,
(Dollars in thousands)	2012
Loans in process	$4,131
Unused consumer revolving lines of credit	4,110
Unused commercial lines of credit	12,821
Commitments to originate one-to four- family residential loans	598
Commitments to originate consumer loans	619
Commitments to originate commercial loans	2,110
Total commitments outstanding	$24,389

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2012, we exceeded all of our regulatory capital requirements and are considered “well capitalized” under regulatory guidelines. The following table sets forth the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized (dollars in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
June 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$49,101	25.34%	$15,503	8.00%	$19,379	10.00%
Tier 1 capital (to risk weighted assets)	46,672	24.08	7,752	4.00	11,627	6.00
Tier 1 capital (to adjusted total assets)	46,672	13.83	13,502	4.00	16,877	5.00
Tangible capital (to tangible assets)	46,672	13.83	5,063	1.50	N/A	N/A

December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$47,771	25.30%	$15,107	8.00%	$18,884	10.00%
Tier 1 capital (to risk weighted assets)	45,401	24.04	7,553	4.00	11,330	6.00
Tier 1 capital (to adjusted total assets)	45,401	13.59	13,360	4.00	16,700	5.00
Tangible capital (to tangible assets)	45,401	13.59	5,010	1.50	N/A	N/A

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

For the six months ended June 30, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There has been no change in FedFirst Financial’s internal control over financial reporting during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, FedFirst Financial’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company made the following purchases of its common stock during the six months ended June 30, 2012. Based upon state of incorporation, shares of common stock are retired upon purchase.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
April 1-30, 2012	15,000	$14.02	15,000	57,500
May 1-31, 2012	10,000	14.16	10,000	47,500
June 1-30, 2012	10,000	14.25	10,000	37,500
Total	35,000	14.13	35,000

(1)

On September 28, 2011, the Company announced that the board of directors had approved a program allowing the Company to repurchase up to 150,000 shares of the Company’s outstanding common stock, which was approximately 5% of outstanding shares. This repurchase program is scheduled to expire on November 2, 2012. As of June 30, 2012, 112,500 shares of the Company’s common stock had been repurchased under this program.

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
101.0*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Unaudited Consolidated Financial Statements

* Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDFIRST FINANCIAL CORPORATION
(Registrant)

Date: August 10, 2012	/s/ Patrick G. O’Brien
Patrick G. O’Brien
President and Chief Executive Officer

Date: August 10, 2012	/s/ Jamie L. Prah
Jamie L. Prah
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)