Form 10-Q
period 2012-09-30
FedFirst Financial Corp
filed 2012-11-08
CIK 1486058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 8, 2012, the issuer had 2,855,600 shares of common stock outstanding.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AT
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	September 30,	December 31,
(Dollars in thousands, except share data)	2012	2011
Assets:

Cash and cash equivalents:
Cash and due from banks	$ 1,788	$ 1,491
Interest-earning deposits	8,729	13,080
Total cash and cash equivalents	10,517	14,571

Securities available-for-sale	48,582	52,448
Loans, net	241,582	245,277
Federal Home Loan Bank (“FHLB”) stock, at cost	4,358	5,340
Accrued interest receivable - loans	878	1,008
Accrued interest receivable - securities	232	236
Premises and equipment, net	1,968	2,164
Bank-owned life insurance	8,255	8,267
Goodwill	1,080	1,080
Real estate owned	196	544
Deferred tax assets	3,030	3,096
Other assets	947	1,243
Total assets	$ 321,625	$ 335,274

Liabilities and Stockholders’ Equity:

Deposits:
Noninterest-bearing	$ 23,972	$ 20,536
Interest-bearing	196,059	201,004
Total deposits	220,031	221,540

Borrowings	37,833	49,289
Advance payments by borrowers for taxes and insurance	265	514
Accrued interest payable - deposits	132	228
Accrued interest payable - borrowings	159	202
Other liabilities	4,341	4,700
Total liabilities	262,761	276,473

Stockholders’ equity
FedFirst Financial Corporation stockholders’ equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock $0.01 par value; 20,000,000 shares authorized; 2,864,100 and 2,957,302 shares issued and outstanding	29	30
Additional paid-in-capital	40,131	41,630
Retained earnings - substantially restricted	20,037	18,650
Accumulated other comprehensive loss, net of deferred tax benefit of $(86) and $(107)	(134)	(167)
Unearned Employee Stock Ownership Plan (“ESOP”)	(1,253)	(1,382)
Total FedFirst Financial Corporation stockholders’ equity	58,810	58,761
Noncontrolling interest in subsidiary	54	40
Total stockholders’ equity	58,864	58,801
Total liabilities and stockholders’ equity	$ 321,625	$ 335,274

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011

Interest income:
Loans	$ 3,092	$ 3,298	$ 9,292	$ 9,788
Securities - taxable	361	603	1,182	1,953
Securities - tax exempt	38	-	111	-
Other interest-earning assets	9	3	24	8
Total interest income	3,500	3,904	10,609	11,749

Interest expense:
Deposits	457	695	1,592	2,129
Borrowings	394	504	1,279	1,670
Total interest expense	851	1,199	2,871	3,799
Net interest income	2,649	2,705	7,738	7,950

Provision for loan losses	100	325	310	775
Net interest income after provision for loan losses	2,549	2,380	7,428	7,175

Noninterest income:
Fees and service charges	159	175	476	433
Insurance commissions	562	482	1,747	1,665
Income from bank-owned life insurance	97	66	227	201
Net loss on sales of available-for-sale securities	-	-	-	(1)
Other	12	4	93	33
Total noninterest income	830	727	2,543	2,331

Noninterest expense:
Compensation and employee benefits	1,405	1,559	4,199	4,763
Occupancy	291	370	908	1,105
FDIC insurance premiums	50	52	162	209
Data processing	142	140	412	392
Professional services	137	194	536	597
Other	354	374	1,083	1,181
Total noninterest expense	2,379	2,689	7,300	8,247

Income before income tax expense and noncontrolling interest in net income of consolidated subsidiary	1,000	418	2,671	1,259
Income tax expense	346	133	946	432
Net income before noncontrolling interest in net income of consolidated subsidiary	654	285	1,725	827
Noncontrolling interest in net income (loss) of consolidated subsidiary	5	(5)	26	23
Net income of FedFirst Financial Corporation	$ 649	$ 290	$ 1,699	$ 804

Earnings per share:
Basic and diluted	$ 0.23	$ 0.10	$ 0.60	$ 0.28

Weighted-average shares outstanding:
Basic	2,867,983	2,912,853	2,836,388	2,909,045
Diluted	2,871,313	2,922,052	2,839,577	2,918,012

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011

Net income before noncontrolling interest in net income of consolidated subsidiary	$ 654	$ 285	$ 1,725	$ 827

Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of income tax expense (benefit)	136	(374)	33	489
Reclassification adjustment on sales of securities available-for-sale, net of income tax benefit	-	-	-	(35)
Other comprehensive income (loss), net of income tax expense (benefit)	136	(374)	33	454
Comprehensive income (loss)	790	(89)	1,758	1,281
Less: Comprehensive income (loss) attributable to the noncontrolling interest in subsidiary	5	(5)	26	23
Comprehensive income (loss) attributable to FedFirst Financial Corporation	$ 785	$ (84)	$ 1,732	$ 1,258

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

				Accumulated
		Additional		Other		Noncontrolling	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Interest in	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Gain (Loss)	ESOP	Subsidiary	Equity
Balance at January 1, 2011	$30	$42,016	$18,140	$(128)	$(1,555)	$84	$58,587
Comprehensive income:
Net income	-	-	804	-	-	23	827
Other comprehensive income, net of tax of $293	-	-	-	454	-	-	454
Purchase and retirement of common stock (1,659 shares)	-	(23)	-	-	-	-	(23)
ESOP shares committed to be released	-	(42)	-	-	129	-	87
Stock-based compensation expense	-	187	-	-	-	-	187
Stock awards granted	-	(79)	-	-	-	-	(79)
Distribution to noncontrolling shareholder	-	-	-	-	-	(56)	(56)
Dividends paid ($0.09 per share)	-	-	(262)	-	-	-	(262)
Balance at September 30, 2011	$30	$42,059	$18,682	$326	$(1,426)	$51	$59,722

				Accumulated
		Additional		Other		Noncontrolling	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Interest in	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Loss (Gain)	ESOP	Subsidiary	Equity
Balance at January 1, 2012	$30	$41,630	$18,650	$(167)	$(1,382)	$40	$58,801
Comprehensive income (loss):
Net income	-	-	1,699	-	-	26	1,725
Other comprehensive income, net of tax of $21	-	-	-	33	-	-	33
Purchase and retirement of common stock (109,442 shares)	(1)	(1,565)	-	-	-	-	(1,566)
ESOP shares committed to be released	-	(42)	-	-	129	-	87
Stock-based compensation expense	-	108	-	-	-	-	108
Distribution to noncontrolling shareholder	-	-	-	-	-	(12)	(12)
Dividends paid ($0.11 per share)	-	-	(312)	-	-	-	(312)
Balance at September 30, 2012	$29	$40,131	$20,037	$(134)	$(1,253)	$54	$58,864

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	Nine Months
	Ended September 30,
(Dollars in thousands)	2012	2011
Cash flows from operating activities:
Net income of FedFirst Financial Corporation	$1,699	$804
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest in net income of consolidated subsidiary	26	23
Provision for loan losses	310	775
Depreciation	290	420
Amortization of intangibles	82	82
Net loss on sales of available-for-sale securities	-	1
Net amortization of security premiums and loan costs	475	293
Noncash expense for ESOP	87	87
Noncash expense for stock-based compensation	108	187
Increase in bank-owned life insurance	(194)	(201)
Decrease in other assets	407	1,179
(Decrease) increase in other liabilities	(498)	100
Net cash provided by operating activities	2,792	3,750

Cash flows from investing activities:
Net loan repayments (originations)	3,219	(16,838)
Proceeds from maturities of and principal repayments of securities available-for-sale	14,519	17,733
Proceeds from sales of securities available-for-sale	-	2,006
Purchases of securities available-for-sale	(10,940)	-
Purchases of premises and equipment	(94)	(385)
Decrease in FHLB stock, at cost	982	935
Proceeds from sales of real estate owned	366	280
Cash surrender value of bank owned life insurance policy surrendered	239	-
Income for cash surrender value of bank owned life insurance policy surrendered	(33)	-
Net cash provided by investing activities	8,258	3,731

Cash flows from financing activities:
Net decrease in short-term borrowings	-	(4,200)
Repayments of long-term borrowings	(11,456)	(22,061)
Net (decrease) increase in deposits	(1,509)	19,749
Decrease in advance payments by borrowers for taxes and insurance	(249)	(258)
Purchase and retirement of common stock	(1,566)	(23)
Dividends paid	(312)	(262)
Distribution to noncontrolling shareholder	(12)	(56)
Net cash used in financing activities	(15,104)	(7,111)

Net (decrease) increase in cash and cash equivalents	(4,054)	370
Cash and cash equivalents, beginning of period	14,571	9,320

Cash and cash equivalents, end of period	$10,517	$9,690

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $1,688 and $2,204 respectively)	$3,010	$3,972
Income tax expense	846	66

Real estate acquired in settlement of loans	32	364
Securities purchased not settled	-	4,790

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

First Federal operates as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans as well as a variety of deposit products for individuals and businesses from seven locations in southwestern Pennsylvania. On October 26, 2012, the Company consolidated its Donora office due to its close proximity to other branch locations. First Federal conducts insurance brokerage activities through Exchange Underwriters. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

See Notes to the Unaudited Consolidated Financial Statements.

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

ASU 2011-12 Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to concerns regarding the operational ramifications of the presentation requirements for reclassification of items out of accumulated other comprehensive income for current and previous years, the FASB has deferred the implementation date of this provision in ASU 2011-05, Presentation of Comprehensive Income, to allow time for further consideration. The requirement in ASU 2011-05 for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies. The adoption of this ASU did not have a material impact on the Company’s financial condition and results of operation.

See Notes to the Unaudited Consolidated Financial Statements.

ASU 2012-04 Technical Corrections and Improvements. In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements, which makes certain minor technical corrections to the FASB ASC and includes conforming amendments that are nonsubstantive in nature and identify when the use of fair value should be linked to the definition of fair value in ASC Topic 820, Fair Value Measurement. The amendments affect various ASC topics and include source literature amendments, guidance clarification and reference corrections, and relocated guidance. The amendments that will not have transition guidance were effective upon issuance and the amendments that are subject to the transition guidance will be effective for fiscal period beginning after December 15, 2012. The adoption of the effective portions of this ASU did not have a material impact on the Company’s financial condition and results of operation.

Note 3.  Securities

The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2012	Cost	Gains	Losses	Value
Municipal bonds	$8,773	$465	$12	$9,226
Mortgage-backed	13,944	897	-	14,841
REMICs	22,086	504	4	22,586
Corporate debt	3,995	-	2,070	1,925
Equities	4	-	-	4
Total securities available-for-sale	$48,802	$1,866	$2,086	$48,582

December 31, 2011
Government-Sponsored Enterprises	$2,000	$3	$-	$2,003
Municipal bonds	6,738	391	4	7,125
Mortgage-backed	16,572	972	-	17,544
REMICs	23,413	916	11	24,318
Corporate debt	3,995	-	2,541	1,454
Equities	4	-	-	4
Total securities available-for-sale	$52,722	$2,282	$2,556	$52,448

The amortized cost and fair value of securities at September 30, 2012 by contractual maturity were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$700	$715
Due from one to five years	2,023	2,362
Due from five to ten years	8,487	8,762
Due after ten years	37,588	36,739
No scheduled maturity	4	4
Total	$48,802	$48,582

See Notes to the Unaudited Consolidated Financial Statements.

The following table presents gross unrealized losses and fair value of securities aggregated by category and length of time that individual securities have been in a continuous loss position at the dates indicated (dollars in thousands)

	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
September 30, 2012	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Municipal bonds	1	$1,153	$12	-	$-	$-	1	$1,153	$12
REMICs	1	1,488	4	-	-	-	1	1,488	4
Corporate debt	-	-	-	3	1,925	2,070	3	1,925	2,070
Total securities temporarily impaired	2	$2,641	$16	3	$1,925	$2,070	5	$4,566	$2,086

	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
December 31, 2011	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Municipal bonds	1	$572	$4	-	$-	$-	1	$572	$4
REMICs	1	1,531	11	-	-	-	1	1,531	11
Corporate debt	-	-	-	3	1,454	2,541	3	1,454	2,541
Total securities temporarily impaired	2	$2,103	$15	3	$1,454	$2,541	5	$3,557	$2,556

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

Corporate Debt – At September 30, 2012, the Company had three securities that were in an unrealized loss position for 12 months or more at an amount of $2.1 million. These securities consist of two pools of insurance company-issued preferred trust obligations. These securities were downgraded from their original rating issuance to below investment grade. The lack of liquidity in the market for this type of security, credit rating downgrades and market uncertainties are factors contributing to the unrealized losses on these securities.

The following table provides additional information related to the Company’s pooled preferred trust obligations at September 30, 2012 (dollars in thousands):

Pool	Class	Tranche	Amortized Cost	Fair Value	Unrealized Loss	S&P Rating	Current Number of Insurance Companies	Total Collateral	Current Deferrals and Defaults	Performing Collateral	Additional Immediate Deferrals / Defaults Before Causing an Interest Shortfall (a)	Additional Immediate Deferrals / Defaults Before Causing a Break in Yield (b)
I-PreTSL I	Mezzanine	B-3	$1,500	$593	$(907)	CCC-	16	$188,500	$32,500	$156,000	$95,310	$43,500
I-PreTSL II	Mezzanine	B-3	2,495	1,332	(1,163)	BB+	25	340,500	24,500	316,000	316,000	120,000
			$3,995	$1,925	$(2,070)

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

See Notes to the Unaudited Consolidated Financial Statements.

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

These securities are evaluated for other-than-temporary impairment (“OTTI”) by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit-related OTTI exists. Additionally, reports are reviewed that provide information for the amount of deferral/defaults that would have to occur to prevent the tranche from collecting contractual cash flows (principal and interest). None of these securities are projecting a cash flow disruption, nor have any of these securities experienced a cash flow disruption. The Company also reviewed each of the issues’ collateral participants, including their financial condition, ratings provided by A. M. Best (for insurance companies), and adverse conditions specifically related to industry or geographic area. This information did not suggest additional deferrals or defaults in the future that would result in the securities not receiving all of their contractual cash flows. Based on the analysis performed and the fact that the Company does not expect to sell these securities, and because it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company concluded that there is no OTTI on these securities at September 30, 2012.

Other Securities – This category may include Government-Sponsored Enterprises (“GSE”) municipal bonds, mortgage-backed securities and REMICS.  At September 30, 2012, the Company had a total of two securities with an unrealized loss of $16,000 in these categories, including one municipal bond with an unrealized loss of $12,000 and one REMIC with an unrealized loss of $4,000. These securities were in an unrealized loss position for less than 12 months. An evaluation of the individual securities was performed, including a review of all credit ratings, which remain at investment grade. The REMIC was issued and backed by a Government-Sponsored Enterprise (“FNMA”). The Company believes the unrealized loss of these securities is due to changes in market interest rates or changes in market conditions as there was no indication that the issuer was having financial difficulties. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before their recovery. The Company expects to recover the entire amortized cost basis of these securities and concluded that there is no OTTI on these securities at September 30, 2012.

See Notes to the Unaudited Consolidated Financial Statements.

Note 4.  Loans

The following table sets forth the composition of our loan portfolio at the dates indicated (dollars in thousands).

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Real estate-mortgage:
One-to four- family residential
Originated	$111,780	44.9%	$117,622	46.0%
Purchased	11,343	4.6	16,304	6.4
Total one-to four- family residential	123,123	49.5	133,926	52.4

Multi-family
Originated	11,207	4.5	13,122	5.1
Purchased	4,257	1.7	5,121	2.0
Total multi-family	15,464	6.2	18,243	7.1

Commercial	42,328	17.0	35,307	13.8
Total real estate-mortgage	180,915	72.7	187,476	73.3

Real estate-construction:
Residential	3,476	1.4	3,874	1.5
Commercial	5,795	2.3	8,308	3.3
Total real estate-construction	9,271	3.7	12,182	4.8

Consumer:
Home equity
Loan-to-value ratio of 80% or less	36,903	14.9	30,679	12.0
Loan-to-value ratio of greater than 80%	8,053	3.2	7,758	3.1
Total home equity	44,956	18.1	38,437	15.1

Other	1,432	0.6	1,892	0.7
Total consumer	46,388	18.7	40,329	15.8

Commercial business	12,195	4.9	15,445	6.1
Total loans	$248,769	100.0%	$255,432	100.0%

Net premiums on loans purchased	109		127
Net deferred loan costs	490		606
Loans in process	(4,695)		(7,790)
Allowance for loan losses	(3,091)		(3,098)
Loans, net	$241,582		$245,277

See Notes to the Unaudited Consolidated Financial Statements.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated (dollars in thousands).

	September 30, 2012			December 31, 2011
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or Greater	Days	Days	or Greater
	Past	Past	Past	Past	Past	Past
	Due	Due	Due	Due	Due	Due
Real estate - mortgage
One-to four- family residential
Originated	$-	$180	$330	$681	$584	$-
Purchased	56	-	796	-	172	1,416
Total one-to four- family residential	56	180	1,126	681	756	1,416
Commercial	-	10	84	25	504	568
Total real estate - mortgage	56	190	1,210	706	1,260	1,984

Consumer
Home equity
Loan-to-value ratio of 80% or less	-	-	-	68	-	-
Loan-to-value ratio of greater than 80%	159	-	-	48	-	33
Total home equity	159	-	-	116	-	33
Other	-	-	4	1	4	-
Total consumer	159	-	4	117	4	33

Commercial business	-	-	-	28	-	-
Total delinquencies	$215	$190	$1,214	$851	$1,264	$2,017

See Notes to the Unaudited Consolidated Financial Statements.

Nonperforming Assets.  The following table provides information with respect to our nonperforming assets at the dates indicated (dollars in thousands).

	September 30, 2012		December 31, 2011
	Number of		Number of
	Contracts	Amount	Contracts	Amount
Nonaccrual loans:
Real estate - mortgage loans
One-to four- family residential
Originated	4	$1,322	1	$128
Purchased	5	965	8	1,416
Total one-to four- family residential	9	2,287	9	1,544

Commercial	2	432	3	568
Total real estate - mortgage	11	2,719	12	2,112

Consumer loans
Home equity (loan-to-value ratio of greater than 80%)	-	-	1	33
Other	1	4	-	-
Total consumer	1	4	1	33

Total nonaccrual loans	12	2,723	13	2,145

Accruing loans past due 90 days or more	-	-	-	-
Total nonaccrual loans and accruing loans past due 90 days or more	12	2,723	13	2,145
Real estate owned	2	196	8	544
Total nonperforming assets	14	$2,919	21	$2,689

Troubled debt restructurings
In nonaccrual status	3	1,509	2	465
Performing under modified terms	6	1,502	6	1,565
Troubled debt restructurings	9	$3,011	8	$2,030

Total nonperforming loans to total loans		1.09%		0.84%
Total nonperforming assets to total assets		0.91		0.80

At December 31, 2011, nonaccrual purchased residential loans included one relationship comprised of six loans totaling $1.3 million. In the current period, two of the loans in that relationship were paid off and the remaining four loans totaling $993,000 were restructured into one loan by the Bank as a troubled debt restructuring (“TDR”). The restructuring transferred the relationship from the purchased segment to the originated segment at September 30, 2012 and represents the majority of the change in these categories in comparison to December 31, 2011.

Troubled Debt Restructurings.  Loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties are considered TDRs. TDRs typically are the result of our loss mitigation activities whereby concessions are granted to minimize loss and avoid foreclosure or repossession of collateral. The concessions granted for the TDRs in our portfolio primarily consist of, but are not limited to, capitalization of principal and interest due, reverting from payment of principal and interest to interest-only, or extending a maturity date through a signed forbearance agreement.

See Notes to the Unaudited Consolidated Financial Statements.

TDRs are typically evaluated for any possible impairment similar to other impaired loans based on the current fair value of the collateral, less selling costs, for collateral dependent loans. If we determine that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through a specific allowance for loan losses. In periods subsequent to modification, we continue to evaluate all TDRs for any additional impairment and will adjust any specific allowances accordingly.

The following table provides information related to TDRs at the dates indicated (dollars in thousands):

	In Nonaccrual				Performing Under
	Status				Modified Terms
		Pre-	Post-			Pre-	Post-
		Modification	Modification			Modification	Modification
	Number	Outstanding	Outstanding		Number	Outstanding	Outstanding
	of	Recorded	Recorded	Specific	of	Recorded	Recorded	Specific
September 30, 2012	Contracts	Investment	Investment	Allowance	Contracts	Investment	Investment	Allowance
Real estate - mortgage loans
One-to four- family residential
Originated	1	$993	$993	$-	-	$-	$-	$-
Purchased	1	168	168	-	-	-	-	-
Total one-to four- family residential	2	1,161	1,161	-	-	-	-	-

Commercial	1	516	348	-	4	1,431	1,356	-
Total real estate - mortgage	3	1,677	1,509	-	4	1,431	1,356	-

Consumer loans
Home equity (loan-to-value ratio of 80% or less)	-	-	-	-	1	140	137	-
Other	-	-	-	-	1	11	9	-
Total consumer	-	-	-	-	2	151	146	-

Total troubled debt restructurings	3	$1,677	$1,509	$-	6	$1,582	$1,502	$-

	In Nonaccrual				Performing Under
	Status				Modified Terms
		Pre-	Post-			Pre-	Post-
		Modification	Modification			Modification	Modification
	Number	Outstanding	Outstanding		Number	Outstanding	Outstanding
	of	Recorded	Recorded	Specific	of	Recorded	Recorded	Specific
December 31, 2011	Contracts	Investment	Investment	Allowance	Contracts	Investment	Investment	Allowance
Real estate - mortgage loans
Commercial	2	$516	$465	$-	4	$1,431	$1,414	$170
Total real estate - mortgage	2	516	465	-	4	1,431	1,414	170

Consumer loans
Home equity (loan-to-value ratio of 80% or less)	-	-	-	-	1	140	140	-
Other	-	-	-	-	1	11	11	-
Total consumer	-	-	-	-	2	151	151	-

Total troubled debt restructurings	2	$516	$465	$-	6	$1,582	$1,565	$170

The following TDR-related activity occurred during the nine months ended September 30, 2012:

•                 Two residential mortgage relationships were identified as TDRs in a nonaccrual status.

•                 One commercial real estate loan in nonaccrual status was paid off.

•                 An updated appraisal was received on a commercial real estate property and it was determined that a $170,000 specific reserve was no longer necessary due to an increase in the collateral value.

See Notes to the Unaudited Consolidated Financial Statements.

Impaired Loans.  The following tables summarize information in regards to impaired loans by loan portfolio class at the dates indicated (dollars in thousands).

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
September 30, 2012	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with no related allowance recorded
One-to four- family originated residential	$1,278	$1,278	$-	$1,367	$-
Commercial real estate	1,705	1,788	-	1,788	55
Home equity (loan-to-value ratio of 80% or less)	137	137	-	139	6
Other consumer	9	9	-	10	-

Impaired loans with an allowance recorded
One-to four- family purchased residential	509	509	200	511	2

One-to four- family originated residential	$1,278	$1,278	$-	$1,367	$-
One-to four- family purchased residential	509	509	200	511	2
Commercial real estate	1,705	1,788	-	1,788	55
Home equity (loan-to-value ratio of 80% or less)	137	137	-	139	6
Other consumer	9	9	-	10	-
Total impaired loans	$3,638	$3,721	$200	$3,815	$63

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2011	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with no related allowance recorded
One-to four- family purchased residential	$1,287	$1,287	$-	$1,290	$11
Commercial real estate	1,447	1,510	-	1,484	60
Home equity (loan-to-value ratio of 80% or less)	140	140	-	143	9
Other consumer	11	11	-	12	1

Impaired loans with an allowance recorded
Commercial real estate	654	654	170	663	32

One-to four- family purchased residential	$1,287	$1,287	$-	$1,290	$11
Commercial real estate	2,101	2,164	170	2,147	92
Home equity (loan-to-value ratio of 80% or less)	140	140	-	143	9
Other consumer	11	11	-	12	1
Total impaired loans	$3,539	$3,602	$170	$3,592	$113

The following impaired loan activity occurred during the nine months ended September 30, 2012:

•                 At December 31, 2011, impaired loans included one purchased residential relationship comprised of six loans with a recorded investment of $1.3 million. In the current period, two of the loans in that relationship were paid off and the remaining four loans totaling $993,000 were restructured into one loan by the Bank as a TDR. The restructuring transferred the relationship from the purchased portfolio to the originated portfolio at September 30, 2012 and represents the majority of the increase in this category in comparison to December 31, 2011.

•               One originated mortgage loan with a balance of $285,000 was evaluated for impairment due to the borrower declaring Chapter 13 bankruptcy and no longer making payments. It was determined based on an appraisal of the underlying loan collateral that there was sufficient collateral to cover the outstanding loan balance and, therefore, a specific allowance was not established.

See Notes to the Unaudited Consolidated Financial Statements.

•                 An updated appraisal was received on a commercial real estate property and it was determined that a $170,000 specific reserve was no longer necessary due to an increase in the collateral value.

•                 A purchased residential loan with a balance of $509,000 was deemed impaired due to the borrower’s failure to make payments. It was determined based on an appraisal of the underlying loan collateral that a collateral deficiency existed and a $200,000 specific reserve was established.

•               One commercial real estate loan was upgraded from substandard to special mention due to the borrower’s improved financial condition. As a result, the loan was no longer deemed impaired.

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

Allowance on Impaired Loans. We establish an allowance for loans that are individually evaluated and determined to be impaired. The allowance is determined by utilizing one of the three impairment measurement methods. At September 30, 2012, there were six loan relationships that were individually evaluated for impairment, of which five were considered TDRs. TDR and impaired loan activity and any related specific allowances were previously discussed in the “Troubled Debt Restructurings” and “Impaired Loans” sections.

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

See Notes to the Unaudited Consolidated Financial Statements.

The following table summarizes the activity in the allowance for loan losses for the three and nine months ended September 30, 2012 (dollars in thousands):

	Real estate - mortgage					Real estate-construction		Consumer
	One-to four- family residential (originated)	One-to four- family residential (purchased)	Multi- family (originated)	Multi- family (purchased)	Com- mercial	Resi- dential	Com- mercial	Home equity (loan- to-value ratio of 80% or less)	Home equity (loan- to-value ratio of greater than 80%)	Other Consumer	Com- mercial business	Unal- located	Total

Loan Balance	$111,780	$11,343	$11,207	$4,257	$42,328	$3,476	$5,795	$36,903	$8,053	$1,432	$12,195		$248,769

Allowance for loan losses:
June 30, 2012	$497	$526	$36	$122	$788	$5	$9	$414	$263	$17	$172	$139	$2,988
Charge-offs	-	-	-	-	-	-	-	-	-	1	-	-	1
Recoveries	2	-	-	-	1	-	-	-	1	-	-	-	4
Provision	(4)	64	(2)	(19)	55	-	-	(1)	(1)	1	22	(15)	100
September 30, 2012	$495	$590	$34	$103	$844	$5	$9	$413	$263	$17	$194	$124	$3,091

December 31, 2011	$534	$465	$39	$124	$858	$6	$12	$379	$267	$24	$242	$148	$3,098
Charge-offs	115	109	-	-	33	-	-	-	49	1	15	-	322
Recoveries	2	-	-	-	1	-	-	-	2	-	-	-	5
Provision	74	234	(5)	(21)	18	(1)	(3)	34	43	(6)	(33)	(24)	310
September 30, 2012	$495	$590	$34	$103	$844	$5	$9	$413	$263	$17	$194	$124	$3,091

Individually evaluated for impairment	$-	$200	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$200
Collectively evaluated on historical loss experience	146	170	-	65	109	-	-	82	110	12	2	-	696
Collectively evaluated on qualitative factors	349	220	34	38	735	5	9	331	153	5	192	-	2,071
Unallocated	-	-	-	-	-	-	-	-	-	-	-	124	124

Total allowance for loan losses	$495	$590	$34	$103	$844	$5	$9	$413	$263	$17	$194	$124	$3,091

Percent of Allowance	16.0%	19.1%	1.1%	3.3%	27.3%	0.2%	0.3%	13.4%	8.5%	0.5%	6.3%	4.0%	100.0%

Percent of Loans (1)	44.9%	4.6%	4.5%	1.7%	17.0%	1.4%	2.3%	14.9%	3.2%	0.6%	4.9%		100.0%

(1)          Represents percentage of loans in each category to total loans.

See Notes to the Unaudited Consolidated Financial Statements.

The following table summarizes the activity in the allowance for loan losses for the three and nine months ended September 30, 2011 (dollars in thousands):

	Real estate - mortgage					Real estate-construction		Consumer
	One-to four- family residential (originated)	One-to four- family residential (purchased)	Multi- family (originated)	Multi- family (purchased)	Com- mercial	Resi- dential	Com- mercial	Home equity (loan- to-value ratio of 80% or less)	Home equity (loan- to-value ratio of greater than 80%)	Other Consumer	Com- mercial business	Unal- located	Total

Loan Balance	$120,975	$16,930	$13,237	$5,156	$34,252	$6,078	$5,175	$29,402	$8,005	$1,887	$13,889		$254,986

Allowance for loan losses:
June 30, 2011	$553	$392	$28	$126	$895	$11	$1	$370	$279	$25	$198	$116	$2,994
Charge-offs	-	136	-	-	-	-	-	-	64	-	-	-	200
Recoveries	-	-	-	-	-	-	-	-	-	-	-	-	-
Provision	(17)	186	12	(1)	(24)	(2)	7	16	60	(1)	57	32	325
September 30, 2011	$536	$442	$40	$125	$871	$9	$8	$386	$275	$24	$255	$148	$3,119

December 31, 2010	$558	$433	$12	$127	$804	$10	$1	$294	$292	$26	$171	$96	$2,824
Charge-offs	-	411	-	-	-	-	-	-	64	7	-	-	482
Recoveries	-	1	-	-	-	-	-	-	-	1	-	-	2
Provision	(22)	419	28	(2)	67	(1)	7	92	47	4	84	52	775
September 30, 2011	$536	$442	$40	$125	$871	$9	$8	$386	$275	$24	$255	$148	$3,119

Individually evaluated for impairment	$-	$-	$-	$-	$193	$-	$-	$9	$-	$-	$43	$-	$245
Collectively evaluated on historical loss experience	160	215	-	79	58	-	-	101	120	18	2	-	753
Collectively evaluated on qualitative factors	376	227	40	46	620	9	8	276	155	6	210	-	1,973
Unallocated	-	-	-	-	-	-	-	-	-	-	-	148	148

Total allowance for loan losses	$536	$442	$40	$125	$871	$9	$8	$386	$275	$24	$255	$148	$3,119

Percent of Allowance	17.2%	14.2%	1.3%	4.0%	27.9%	0.3%	0.3%	12.4%	8.8%	0.8%	8.2%	4.6%	100.0%

Percent of Loans (1)	47.5%	6.6%	5.2%	2.0%	13.4%	2.4%	2.0%	11.5%	3.2%	0.7%	5.5%		100.0%

(1)          Represents percentage of loans in each category to total loans.

See Notes to the Unaudited Consolidated Financial Statements.

Credit Quality Information.  Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of the Comptroller of the Currency (“OCC”) has the authority to identify problem assets and, if appropriate, require them to be classified. There are four classifications for problem assets: special mention, substandard, doubtful and loss. The following table presents the classes of the loan portfolio and shows our credit risk profile by internally assigned risk rating at the dates indicated (dollars in thousands).

	Real estate - mortgage					Real estate-construction		Consumer
	One-to	One-to-						Home	Home
	four-	four						equity (loan-	equity (loan-
	family	family	Multi-	Multi-				to-value	to-value ratio		Com-
	residential	residential	family	family	Com-	Resi-	Com-	ratio of	of greater	Other	mercial	Loans
September 30, 2012	(originated)	(purchased)	(originated)	(purchased)	mercial	dential	mercial	80% or less)	than 80%)	Consumer	business	Total
Grade:
Pass	$110,199	$10,378	$11,207	$4,257	$38,783	$3,476	$5,795	$36,766	$8,053	$1,419	$12,130	$242,463
Special Mention	259	-	-	-	1,577	-	-	-	-	-	65	1,901
Substandard	1,322	965	-	-	1,968	-	-	137	-	13	-	4,405
Doubtful	-	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-	-
Total	$111,780	$11,343	$11,207	$4,257	$42,328	$3,476	$5,795	$36,903	$8,053	$1,432	$12,195	$248,769

	Real estate - mortgage					Real estate-construction		Consumer
	One-to	One-to-						Home	Home
	four-	four						equity (loan-	equity (loan-
	family	family	Multi-	Multi-				to-value	to-value ratio		Com-
	residential	residential	family	family	Com-	Resi-	Com-	ratio of	of greater	Other	mercial	Loans
December 31, 2011	(originated)	(purchased)	(originated)	(purchased)	mercial	dential	mercial	80% or less)	than 80%)	Consumer	business	Total
Grade:
Pass	$117,232	$14,888	$13,122	$5,121	$31,026	$3,874	$8,308	$30,539	$7,725	$1,881	$15,445	$249,161
Special Mention	262	-	-	-	2,076	-	-	-	-	-	-	2,338
Substandard	128	1,416	-	-	2,205	-	-	140	33	11	-	3,933
Doubtful	-	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-	-
Total	$117,622	$16,304	$13,122	$5,121	$35,307	$3,874	$8,308	$30,679	$7,758	$1,892	$15,445	$255,432

Note 5.  Deposits

Deposits are summarized as follows (dollars in thousands).

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$23,972	10.9%	$20,536	9.3%
Interest-bearing demand deposits	17,295	7.9	14,555	6.6
Savings accounts	24,692	11.2	22,827	10.3
Money market accounts	59,819	27.2	59,709	27.0
Certificates of deposit	94,253	42.8	103,913	46.8
Total deposits	$220,031	100.0%	$221,540	100.0%

Note 6.  Borrowings

We utilize borrowings as a supplemental source of funds for loans and securities. The primary sources of borrowings are FHLB advances and, to a limited extent, repurchase agreements. At September 30, 2012 and December 31, 2011, we had $38.3 million and $49.9 million of borrowings, respectively, of which $35.3 million and $46.9 million, respectively, were FHLB advances and $3.0 million were repurchase agreements. Our FHLB advances were comprised of fixed rate advances.

The following table sets forth borrowings based on their stated maturities and weighted average rates at the dates indicated.

	September 30, 2012		December 31, 2011

		Weighted		Weighted

		Average		Average

(Dollars in thousands)	Balance	Rate	Balance	Rate
Due in one year or less	$3,318	3.74%	$8,406	4.15%
Due in one to two years	18,000	3.60	11,497	3.68
Due in two to three years	17,000	3.56	18,000	3.41
Due in three to four years	-	-	12,000	3.82
Advances	$38,318		$49,903
Less: deferred premium on modification	(485)		(614)
Total advances	$37,833	3.59%	$49,289	3.69%

The following table sets forth information concerning our borrowings for the periods indicated.

	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
(Dollars in thousands)	2012	2011
Maximum amount outstanding at any month end during the period	$ 48,873	$ 72,864
Average amounts outstanding during the period	45,831	58,150
Weighted average rate during the period	3.72%	3.69%

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

The following table sets forth basic and diluted earnings per common share at the dates indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011

Net income of FedFirst Financial Corporation	$649	$290	$1,699	$804
Weighted-average shares outstanding:
Basic	2,867,983	2,912,853	2,836,388	2,909,045
Effect of dilutive stock options and restrictive stock awards	3,330	9,199	3,189	8,967

Diluted	2,871,313	2,922,052	2,839,577	2,918,012

Earnings per share:
Basic and diluted	$0.23	$0.10	$0.60	$0.28

The dilutive effect on average shares outstanding is the result of stock options outstanding. At September 30, 2012 and September 30, 2011, options to purchase 218,017 and 104,334 shares of common stock, respectively, at a weighted average exercise price of $16.39 and $19.53 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Note 8.  Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of September 30, 2012 and December 31, 2011 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to September 30, 2012 and December 31, 2011 may be different than the amounts reported at each period end.

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

In some instances, the fair value of certain securities cannot be determined using these techniques due to the lack of relevant market data. As such, these securities are valued using an alternative technique and classified within Level 3 of the fair value hierarchy. At September 30, 2012, Level 3 includes three corporate debt securities with a fair value of $1.9 million.

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

(Dollars in thousands)	September 30, 2012	December 31, 2011

Significant other observable inputs (Level 2)
Securities available-for-sale
Government-sponsored enterprises	$-	$2,003
Municipal bonds	9,226	7,125
Mortgage-backed	14,841	17,512
REMICs	22,586	24,318
Equities	4	4

Total significant other observerable inputs (Level 2)	46,657	50,962

Significant unobservable inputs (Level 3)
Securities available-for-sale
Mortgage-backed	-	32
Corporate debt	1,925	1,454

Total significant unobservable inputs (Level 3)	1,925	1,486

Total securities available-for-sale	$48,582	$52,448

Total assets measured at fair value on a recurring basis	$48,582	$52,448

	Significant
	Unobservable Inputs
(Dollars in thousands)	(Level 3)

December 31, 2010	$1,278
Total unrealized gains	214
Paydowns and maturities	(6)

December 31, 2011	$1,486
Total unrealized gains	471
Paydowns and maturities	(11)
Net transfers out of level 3	(21)

September 30, 2012	$1,925

(Dollars in thousands)	September 30, 2012	December 31, 2011

The amount of total unrealized gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains relating to assets still held at period end	$471	$214

Seven mortgage-backed securities were transferred out of Level 3 and into Level 2 in 2012 because a reliable price could be obtained using a model based valuation technique or through a broker quote.

For Level 3 assets measured at fair value on a recurring basis as of September 30, 2012, the following table sets forth the significant unobservable inputs used in the fair value measurements.

(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Securities available-for-sale

Corporate Debt	$ 1,925	Discounted cash flow	Average probability of default	4.08%

			Correlation	50% for issuers in the same industry

			Deferral/default recovery rate	0% on currently defaulted/deferring assets and projected defaults

			Prepayment	0%

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

	September 30, 2012		December 31, 2011

	Carrying		Carrying
(Dollars in thousands)	Value	Fair Value	Value	Fair Value

Significant other observable inputs (Level 2)
Impaired loans	$3,638	$3,438	$3,539	$3,369
Real estate owned	196	196	544	544

Total assets measured at fair value on a nonrecurring basis	$3,834	$3,634	$4,083	$3,913

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011.

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

The following table sets forth the carrying amount and estimated fair value of financial instruments at the dates indicated (dollars in thousands).

	Carrying	Estimated	Fair Value Measurements
September 30, 2012	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$10,517	$10,517	$10,517	$-	$-
Securities available-for-sale	48,582	48,582	-	46,657	1,925
Loans, net	241,582	255,450	-	3,438	252,012
FHLB stock	4,358	4,358	4,358	-	-
Accrued interest receivable	1,110	1,110	1,110	-	-

Financial liabilities:
Deposits	220,031	222,179	125,778	96,401	-
Borrowings	37,833	39,954	-	39,954	-
Accrued interest payable	291	291	291	-	-

	Carrying	Estimated
December 31, 2011	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$14,571	$14,571
Securities available-for-sale	52,448	52,448
Loans, net	245,277	256,446
FHLB stock	5,340	5,340
Accrued interest receivable	1,244	1,244

Financial liabilities:
Deposits	221,540	224,371
Borrowings	49,289	52,179
Accrued interest payable	430	430

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

	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated

September 30, 2012
Assets	$321,561	$829	$58,832	$(59,597)	$321,625
Liabilities	273,090	223	22	(10,574)	262,761
Stockholders’ equity	48,471	606	58,810	(49,023)	58,864

December 31, 2011
Assets	$335,151	$1,041	$58,787	$(59,705)	$335,274
Liabilities	288,645	506	26	(12,704)	276,473
Stockholders’ equity	46,506	535	58,761	(47,001)	58,801

Three Months Ended September 30, 2012
Total interest income	$3,500	$-	$23	$(23)	$3,500
Total interest expense	874	-	-	(23)	851
Net interest income	2,626	-	23	-	2,649
Provision for loan losses	100	-	-	-	100
Net interest income after provision for loan losses	2,526	-	23	-	2,549
Noninterest income	268	562	-	-	830
Noninterest expense	1,812	515	52	-	2,379
Undistributed net gain of subsidiary	26	-	668	(694)	-
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	1,008	47	639	(694)	1,000
Income tax expense (benefit)	335	21	(10)	-	346
Net income before noncontrolling interest in net income of consolidated subsidiary	673	26	649	(694)	654
Less: Noncontrolling interest in net income of consolidated subsidiary	5	-	-	-	5
Net income of FedFirst Financial Corporation	$668	$26	$649	$(694)	$649

Nine Months Ended September 30, 2012
Total interest income	$10,608	$1	$70	$(70)	$10,609
Total interest expense	2,941	-	-	(70)	2,871
Net interest income	7,667	1	70	-	7,738
Provision for loan losses	310	-	-	-	310
Net interest income after provision for loan losses	7,357	1	70	-	7,428
Noninterest income	796	1,747	-	-	2,543
Noninterest expense	5,529	1,510	261	-	7,300
Undistributed net gain of subsidiary	132	-	1,825	(1,957)	-
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	2,756	238	1,634	(1,957)	2,671
Income tax expense (benefit)	905	106	(65)	-	946
Net income before noncontrolling interest in net income of consolidated subsidiary	1,851	132	1,699	(1,957)	1,725
Less: Noncontrolling interest in net income of consolidated subsidiary	26	-	-	-	26
Net income of FedFirst Financial Corporation	$1,825	$132	$1,699	$(1,957)	$1,699

(Dollars in thousands)	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated

Three Months Ended September 30, 2011
Total interest income	$3,903	$1	$26	$(26)	$3,904
Total interest expense	1,225	-	-	(26)	1,199
Net interest income	2,678	1	26	-	2,705
Provision for loan losses	325	-	-	-	325
Net interest income after provision for loan losses	2,353	1	26	-	2,380
Noninterest income	245	482	-	-	727
Noninterest expense	2,123	510	56	-	2,689
Undistributed net gain of subsidiary	(22)	-	310	(288)	-
Income before income tax expense (benefit) and noncontrolling interest in net loss of consolidated subsidiary	453	(27)	280	(288)	418
Income tax expense (benefit)	148	(5)	(10)	-	133
Net income before noncontrolling interest in net loss of consolidated subsidiary	305	(22)	290	(288)	285
Less: Noncontrolling interest in net loss of consolidated subsidiary	(5)	-	-	-	(5)
Net income of FedFirst Financial Corporation	$310	$(22)	$290	$(288)	$290

Nine Months Ended September 30, 2011
Total interest income	$11,746	$3	$77	$(77)	$11,749
Total interest expense	3,876	-	-	(77)	3,799
Net interest income	7,870	3	77	-	7,950
Provision for loan losses	775	-	-	-	775
Net interest income after provision for loan losses	7,095	3	77	-	7,175
Noninterest income	665	1,665	1	-	2,331
Noninterest expense	6,579	1,446	222	-	8,247
Undistributed net gain of subsidiary	116	-	899	(1,015)	-
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	1,297	222	755	(1,015)	1,259
Income tax expense (benefit)	375	106	(49)	-	432
Net income before noncontrolling interest in net income of consolidated subsidiary	922	116	804	(1,015)	827
Less: Noncontrolling interest in net income of consolidated subsidiary	23	-	-	-	23
Net income of FedFirst Financial Corporation	$899	$116	$804	$(1,015)	$804

Note 10.  Other Comprehensive Income (Loss)

The following table sets forth the tax effects allocated to each component of the Company’s other comprehensive income (loss) at the dates indicated (dollars in thousands).

	Before	Income	Net of
	Income Tax	Tax	Income Tax
Three months ended September 30, 2012	Expense	Expense	Expense

Other comprehensive income:
Unrealized gain on securities available-for-sale	$224	$88	$136

	Before	Income	Net of
	Income Tax	Tax	Income Tax
Three months ended September 30, 2011	(Benefit)	(Benefit)	(Benefit)

Other comprehensive loss:
Unrealized loss on securities available-for-sale	$(615)	$(241)	$(374)

	Before	Income	Net of
	Income Tax	Tax	Income Tax
Nine months ended September 30, 2012	Expense	Expense	Expense

Other comprehensive income:
Unrealized gain on securities available-for-sale,	$54	$21	$33

	Before Income	Income Tax	Net of Income
	Tax Expense	Expense or	Tax Expense
Nine months ended September 30, 2011	or (Benefit)	(Benefit)	or (Benefit)

Other comprehensive income (loss):
Unrealized gain on securities available-for-sale	$805	$316	$489
Reclassification adjustment on sales of securities available-for-sale	(58)	(23)	(35)
Other comprehensive income	$747	$293	$454

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

On September 25, 2012, certain directors, executive officers and key employees of the Company were awarded an aggregate of 68,000 options to purchase shares of common stock. The awards vest over five years at the rate of 20% per year and the stock options have a 10 year contractual life from the date of grant. The Company’s common stock closed at $15.00 per share on September 25, 2012, which is the exercise price of the options granted on that date. The estimated value of the stock options was $204,000, before the impact of income taxes. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on September 25, 2012 was $3.00 using the following Black-Scholes-Merton option pricing model assumptions: expected life of seven years, expected dividend rate of 0.87%, risk-free interest rate of 0.71% and an expected volatility of 20.8%, based on historical results.

The Company recognizes expense associated with the awards over the five-year vesting period in accordance with ASC 718 Compensation - Stock Compensation and ASC 505-50 Equity-Based Payments to Non-Employees. Compensation expense was $39,000 for the three months ended September 30, 2012 compared to $40,000 for the three months ended September 30, 2011. For the nine months ended September 30, 2012, compensation expense was $108,000 compared to $187,000 for the nine months ended September 30, 2011. As of September 30, 2012, there was $692,000 of total unrecognized compensation cost related to nonvested stock-based compensation compared to $316,000 at December 31, 2011. The compensation expense at September 30, 2012 is expected to be recognized ratably over the weighted average remaining service period of 4.25 years.

	Stock Options

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Remaining
Stock-Based Compensation	Shares	Price	Term

Outstanding at January 1, 2012	140,119	$16.86	6.86
Granted	85,000	14.78
Exercised or converted	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2012	225,119	$16.08	7.54

Exercisable at September 30, 2012	92,044	$18.75	4.79

	Stock Options		Restricted Stock Awards

	Number of	Fair-Value	Number of	Fair-Value
	Shares	Price	Shares	Price

Nonvested at December 31, 2011	64,020	$3.55	9,632	$13.90
Granted	85,000	3.03	16,240	13.92
Vested	(15,945)	3.94	(3,320)	14.12
Forfeited	-	-	-	-
Nonvested at September 30, 2012	133,075	$3.17	22,552	$13.88

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

First Federal Savings Bank operates as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans as well as a variety of deposit products for individuals and businesses from seven locations in southwestern Pennsylvania. First Federal conducts insurance brokerage activities through Exchange Underwriters, Inc.

Our website address is www.firstfederal-savings.com. Information on our website should not be considered a part of this Form 10-Q.

Balance Sheet Analysis

Assets.  Total assets at September 30, 2012 were $321.6 million, a decrease of $13.6 million, or 4.1%, from total assets of $335.3 million at December 31, 2011.

Loans, net, decreased $3.7 million, or 1.5%, to $241.6 million at September 30, 2012 compared to $245.3 million at December 31, 2011 primarily due to decreases of $10.8 million in residential mortgage loans, $3.3 million in commercial business loans, and $2.8 million in multi-family loans, partially offset by increases of $7.0 million in commercial real estate loans and $6.5 million in home equity loans. While the Bank continues to generate growth in commercial real estate loans, payoffs and paydowns of residential real estate loans have been partially offset by home equity loan originations at shorter terms and lower yields.

Securities available-for-sale decreased $3.9 million, or 7.4%, to $48.6 million at September 30, 2012 compared to $52.4 million at December 31, 2011. The decrease was primarily the result of $14.5 million of paydowns and calls, including a $2.0 million call of a GSE security and a $665,000 partial call of a municipal bond. This was partially offset by the purchase of $10.9 million of securities, including $6.1 million in REMICs, $2.7 million in tax exempt municipal bonds, and $2.1 million in mortgage-backed securities. In addition, the securities portfolio reflects an unrealized loss of $220,000 at September 30, 2012 compared to $274,000 at December 31, 2011.

Liabilities.  Total liabilities at September 30, 2012 were $262.8 million, compared to $276.5 million at December 31, 2011, a decrease of $13.7 million, or 5.0%.

Total deposits decreased $1.5 million, or 0.7%, to $220.0 million at September 30, 2012 compared to $221.5 million at December 31, 2011. There was an increase of $3.4 million in noninterest-bearing demand deposits, $2.7 million in interest-bearing demand deposits and $1.9 million in savings accounts. This was partially offset by a $9.7 million decrease in certificates of deposit, primarily due to maturing certificates of deposit. Due to the unprecedented low rate environment, the Bank has been selective on promotional rates and has concentrated its efforts on increasing noninterest-bearing accounts by building strong customer relationships through a diverse product mix.

Borrowings decreased $11.5 million, or 23.2%, to $37.8 million at September 30, 2012 compared to $49.3 million at December 31, 2011 primarily due to the pay-off of $8.0 million of matured advances and paydowns on amortizing advances.

Stockholders’ Equity.  Stockholders’ equity increased $63,000 to $58.9 million at September 30, 2012 compared to $58.8 million at December 31, 2011. Stockholders’ equity increased primarily due to $1.7 million of net income for the nine months ended September 30, 2012. This was partially offset by $1.6 million in purchases of the Company’s common stock as part of the Company’s stock repurchase program. In addition, there was $312,000 in dividends paid to stockholders.

Results of Operations for the Three Months Ended September 30, 2012 and 2011

Overview.  The Company had net income of $649,000 for the three months ended September 30, 2012, compared to $290,000 for the same period in 2011.

	Three Months Ended

	September 30,

(Dollars in thousands)	2012	2011

Net income of FedFirst Financial Corporation	$649	$290
Return on average assets	0.78%	0.34%
Return on average equity	4.31	1.89
Average equity to average assets	18.07	17.85

Net Interest Income.  Net interest income for the three months ended September 30, 2012 decreased $56,000, or 2.1%, to $2.6 million compared to $2.7 million for the three months ended September 30, 2011. Paydowns and payoffs of higher yielding loans and securities due to the continued historically low interest rate environment and sales of securities in the prior year resulted in a $404,000 decline in interest income. This was partially offset by interest rate reductions on deposits that resulted in a $238,000 decrease in deposits expense and payoffs on borrowings that resulted in a $110,000 decrease in borrowings expense.

Interest income decreased $404,000, or 10.3%, to $3.5 million for the three months ended September 30, 2012 compared to $3.9 million for the three months ended September 30, 2011 primarily due to decreases of 44 basis points in yield and $3.7 million in average balance on interest-earning assets. Interest income on loans decreased $206,000 due to a decrease of 34 basis points in yield, which was primarily driven by payoffs and paydowns of higher yielding residential real estate and home equity loans that were replaced by originations at lower yields. The average balance on loans remained consistent with the prior year, but the loan composition changed in that a decrease in residential real estate was partially offset by increases in commercial real estate and home equity loans. Interest income on securities decreased $204,000 due to decreases of $14.3 million in average balance and 41 basis points in yield, primarily due to paydowns, calls and sales of higher yielding securities, which were reinvested in lower yielding securities.

Interest expense decreased $348,000, or 29.0%, to $851,000 for the three months ended September 30, 2012 compared to $1.2 million for the three months ended September 30, 2011 due to decreases of 47 basis points in cost and $13.4 million in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $238,000 due to a decrease of 46 basis points in cost, primarily related to the repricing of all deposit products at lower rates with the majority of the benefit derived from money market accounts and maturing certificates of deposit. Interest expense on borrowings decreased $110,000 due to a decrease of $10.7 million in the average balance, as funds generated from deposit growth and security and loan paydowns were used to reduce borrowings.

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

	Three Months Ended September 30,
	2012			2011
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$242,434	$3,092	5.10%	$242,434	$3,298	5.44%
Securities (3)(4)	50,960	419	3.29	65,216	603	3.70
Other interest-earning assets	19,936	9	0.18	9,346	3	0.13
Total interest-earning assets	313,330	3,520	4.49	316,996	3,904	4.93
Noninterest-earning assets	19,772			26,610
Total assets	$333,102			$343,606

Liabilities and Stockholders’ equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$17,247	3	0.07%	$14,040	9	0.26%
Savings accounts	24,706	9	0.15	22,930	26	0.45
Money market accounts	63,257	42	0.27	61,743	114	0.74
Certificates of deposit	95,590	403	1.69	104,809	546	2.08
Total interest-bearing deposits	200,800	457	0.91	203,522	695	1.37

Borrowings	42,586	394	3.70	53,251	504	3.79
Total interest-bearing liabilities	243,386	851	1.40	256,773	1,199	1.87

Noninterest-bearing liabilities	29,541			25,497
Total liabilities	272,927			282,270

Stockholders’ equity	60,175			61,336
Total liabilities and stockholders’ equity	$333,102			$343,606

Net interest income		$2,669			$2,705

Interest rate spread			3.09%			3.06%
Net interest margin			3.41			3.41
Average interest-earning assets to average interest-bearing liabilities			128.74%			123.45%

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

	Three Months Ended September 30, 2012
	Compared To
	Three Months Ended September 30, 2011

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$-	$(206)	$(206)
Securities	(122)	(62)	(184)
Other interest-earning assets	5	1	6

Total interest-earning assets	(117)	(267)	(384)

Interest expense:
Deposits	(7)	(231)	(238)
Borrowings	(98)	(12)	(110)

Total interest-bearing liablities	(105)	(243)	(348)

Change in net interest income	$(12)	$(24)	$(36)

Provision for Loan Losses.  The provision for loan losses was $100,000 for the three months ended September 30, 2012 compared to $325,000 for the three months ended September 30, 2011. The provision decreased primarily due to a decline in charge-offs. Net recoveries were $3,000 for the three months ended September 30, 2012 compared to net charge-offs of $200,000 for the three months ended September 30, 2011.

Noninterest Income.  Noninterest income increased $103,000, or 14.2%, to $830,000 for the three months ended September 30, 2012 compared to $727,000 for the three months ended September 30, 2011 primarily due to an $80,000 increase in insurance commissions. In addition, the death of a former director in the current period resulted in the recognition of $33,000 in income from a bank-owned life insurance policy.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Three Months Ended
	September 30,
(Dollars in thousands)	2012	2011

Compensation and employee benefits	$1,405	$1,559
Occupancy	291	370
FDIC insurance premiums	50	52
Data processing	142	140
Professional services	137	194
Advertising	47	24
Stationary, printing and supplies	19	23
Telephone	14	13
Postage	29	34
Correspondent bank fees	32	35
Real estate owned expense	9	34
Amortization of intangibles	27	27
All other	177	184

Total noninterest expense	$2,379	$2,689

Noninterest expense decreased $310,000, or 11.5%, to $2.4 million for the three months ended September 30, 2012 compared to $2.7 million for the three months ended September 30, 2011. Compensation expense decreased $154,000 primarily due to the termination of the Company’s supplemental executive retirement plan in the fourth quarter of 2011. Occupancy expense decreased $79,000 primarily due to fully depreciated assets and a decrease in rent due to branch consolidation in the prior year. In addition, professional services decreased $57,000 primarily due to costs associated with a branch facilities assessment in the prior period.

Income Tax Expense.  Income tax expense for the three months ended September 30, 2012 increased to $346,000 compared to $133,000 for the three months ended September 30, 2011 primarily due to a $582,000 increase in income before income tax expense.

Results of Operations for the Nine months ended September 30, 2012 and 2011

Overview.  The Company had net income of $1.7 million for the nine months ended September 30, 2012 compared to $804,000 for the nine months ended September 30, 2011.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2012	2011

Net income of FedFirst Financial Corporation	$1,699	$804
Return on average assets	0.67%	0.31%
Return on average equity	3.81	1.78
Average equity to average assets	17.66	17.49

Net Interest Income.  Net interest income for the nine months ended September 30, 2012 decreased $212,000 to $7.7 million compared to $8.0 million for the nine months ended September 30, 2011 primarily due to a decrease of 45 basis points in yield on interest-earning assets. Paydowns and payoffs of higher yielding loans and securities due to the continued historically low interest rate environment and sales of securities in the prior year resulted in a $1.1 million decline in interest income.  This was partially offset by interest rate reductions on deposits that resulted in a $537,000 decrease in deposits expense and payoffs on borrowings that resulted in a $391,000 decrease in borrowings expense.

Interest income decreased $1.1 million, or 9.7%, to $10.6 million for the nine months ended September 30, 2012 compared to $11.7 million for the nine months ended September 30, 2011. Interest income on securities decreased $660,000 due to decreases of $17.8 million in average balance and 27 basis points in yield, primarily due to paydowns, calls and sales of higher yielding securities, which were reinvested in lower yielding securities. Interest income on loans decreased $496,000 due to a decrease of 40 basis points in yield, which was primarily driven by payoffs and paydowns of higher yielding residential real estate and home equity loans that were replaced by originations at lower yields. The decrease in yield on loans was partially offset by a $5.7 million increase in the average balance, primarily in home equity, commercial real estate, and multi-family loans.

Interest expense decreased $928,000, or 24.4%, to $2.9 million for the nine months ended September 30, 2012 compared to $3.8  million for the nine months ended September 30, 2011 due to decreases of 41 basis points in cost and $12.3 million in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $537,000 due to a decrease of 37 basis points in cost, primarily related to the repricing of all deposit products at lower rates with the majority of the benefit derived from money market accounts and maturing certificates of deposit. Interest expense on borrowings decreased $391,000 due to a decrease of $15.0 million in the average balance, as funds generated from deposit growth and security and loan paydowns were used to reduce borrowings.

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

	Nine Months Ended September 30,
	2012			2011
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets:
Interest-earning assets:
Loans, net (1)(2)	$243,852	$9,292	5.08%	$238,184	$9,788	5.48%
Securities (3)(4)	51,998	1,350	3.46	69,821	1,953	3.73
Other interest-earning assets	21,409	24	0.15	9,909	8	0.11
Total interest-earning assets	317,259	10,666	4.48	317,914	11,749	4.93
Noninterest-earning assets	19,309			26,174
Total assets	$336,568			$344,088

Liabilities and Stockholders’ equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$16,114	16	0.13%	$13,752	26	0.25%
Savings accounts	23,966	33	0.18	22,457	81	0.48
Money market accounts	62,799	199	0.42	61,432	378	0.82
Certificates of deposit	99,383	1,344	1.80	101,947	1,644	2.15
Total interest-bearing deposits	202,262	1,592	1.05	199,588	2,129	1.42

Borrowings	45,831	1,279	3.72	60,833	1,670	3.66
Total interest-bearing liabilities	248,093	2,871	1.54	260,421	3,799	1.95

Noninterest-bearing liabilities	29,049			23,482
Total liabilities	277,142			283,903

Stockholders’ equity:	59,426			60,185
Total liabilities and stockholders’ equity	$336,568			$344,088

Net interest income		$7,795			$7,950

Interest rate spread			2.94%			2.98%
Net interest margin			3.28			3.33
Average interest-earning assets to average interest-bearing liabilities			127.88%			122.08%

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

	Nine Months Ended September 30, 2012
	Compared To
	Nine Months Ended September 30, 2011
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$232	$(728)	$(496)
Securities	(470)	(133)	(603)
Other interest-earning assets	12	4	16
Total interest-earning assets	(226)	(857)	(1,083)

Interest expense:
Deposits	24	(561)	(537)
Borrowings	(418)	27	(391)
Total interest-bearing liablities	(394)	(534)	(928)
Change in net interest income	$168	$(323)	$(155)

Provision for Loan Losses.  The provision for loan losses was $310,000 for the nine months ended September 30, 2012 compared to $775,000 for the nine months ended September 30, 2011. In the prior period, adjustments to the qualitative factors used in determining the allowance for loan losses contributed to the larger provision amount. Net charge-offs were $317,000 for the nine months ended September 30, 2012 compared to $480,000 for the nine months ended September 30, 2011.

Noninterest Income.  Noninterest income increased $212,000, or 9.1%, to $2.5 million for the nine months ended September 30, 2012 compared to $2.3 million for the nine months ended September 30, 2011. In the current period, there was an $82,000 increase in insurance commissions and a financed real estate owned property was paid off which resulted in the recognition of $66,000 of income that had previously been deferred. In addition, fees and service charge income increased $43,000 primarily due to changes in the Bank’s fee structure and related customer activity and the death of a former director in the current period resulted in the recognition of $33,000 in income from a bank-owned life insurance policy.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2012	2011

Compensation and employee benefits	$4,199	$4,763
Occupancy	908	1,105
FDIC insurance premiums	162	209
Data processing	412	392
Professional services	536	597
Advertising	121	113
Stationary, printing and supplies	67	73
Telephone	40	38
Postage	93	115
Correspondent bank fees	100	112
Real estate owned expense	20	88
Amortization of intangibles	82	82
All other	560	560
Total noninterest expense	$7,300	$8,247

Noninterest expense decreased $947,000, or 11.5%, to $7.3 million for the nine months ended September 30, 2012 compared to $8.2 million for the nine months ended September 30, 2011. Compensation expense decreased $564,000 primarily due to the termination of the Company’s supplemental executive retirement plan in the fourth quarter of 2011 and a decrease in stock-based compensation expense due to the final vesting of restricted stock awards and options. Occupancy expense decreased $197,000 primarily due to fully depreciated assets and a decrease in rent due to a branch consolidation in the prior year. Federal Deposit Insurance Corporation’s insurance premiums decreased $47,000 due to the revised assessment methodology implemented in the second quarter of 2011. Professional services decreased $61,000 primarily due to costs associated with a branch facilities assessment in the prior period. Real estate owned expense decreased $68,000 primarily due to prior period writedowns as a result of property value declines.

Income Tax Expense.  Income tax expense for the nine months ended September 30, 2012 increased to $946,000 compared to $432,000 for the nine months ended September 30, 2011 primarily due to a $1.4 million increase in net income before income tax expense.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $10.5 million. At September 30, 2012, securities classified as available-for-sale totaled $48.6 million, which provides an additional source of liquidity. In addition, at September 30, 2012, the maximum remaining borrowing capacity at the FHLB of Pittsburgh was approximately $133.9 million. We also have the ability to borrow from the Federal Reserve based upon eligible collateral and have two unsecured discretionary lines of credit totaling $13.0 million. At September 30, 2012 and December 31, 2011, the Bank had no borrowings with the Federal Reserve and had not taken any advances on the line of credits.

Certificates of deposit due within one year of September 30, 2012 totaled $42.4 million, or 45.0% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and borrowings. We believe, however, based on past experience that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table summarizes the Company’s commitments at the date indicated.

September 30,
(Dollars in thousands)	2012
Loans in process	$4,695
Unused consumer revolving lines of credit	4,380
Unused commercial lines of credit	8,079
Commitments to originate one-to four- family residential loans	491
Commitments to originate consumer loans	2,372
Commitments to originate commercial loans	1,125
Total commitments outstanding	$21,142

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2012, we exceeded all of our regulatory capital requirements and are considered “well capitalized” under regulatory guidelines. The following table sets forth the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized (dollars in thousands).

					To Be Well
			For Capital		Capitalized
			Adequacy		Under Prompt
	Actual		Purposes		Corrective Action
September 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$49,802	26.01%	$15,316	8.00%	$19,145	10.00%
Tier 1 capital (to risk weighted assets)	47,400	24.76	7,658	4.00	11,487	6.00
Tier 1 capital (to adjusted total assets)	47,400	14.80	12,812	4.00	16,016	5.00
Tangible capital (to tangible assets)	47,400	14.80	4,805	1.50	N/A	N/A

December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$47,771	25.30%	$15,107	8.00%	$18,884	10.00%
Tier 1 capital (to risk weighted assets)	45,401	24.04	7,553	4.00	11,330	6.00
Tier 1 capital (to adjusted total assets)	45,401	13.59	13,360	4.00	16,700	5.00
Tangible capital (to tangible assets)	45,401	13.59	5,010	1.50	N/A	N/A

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

For the nine months ended September 30, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There has been no change in FedFirst Financial’s internal control over financial reporting during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, FedFirst Financial’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company made the following purchases of its common stock during the nine months ended September 30, 2012. Based upon state of incorporation, shares of common stock are retired upon purchase.

			Total Number of Shares	Maximum Number of
			Purchased as Part of the	Shares That May Yet Be
	Total Number of	Average Price Paid per	Publicly Announced	Purchased Under the
Period	Shares Purchased (1)	Share	Program	Program
July 1-31, 2012	64	$14.38	-	37,500
August 1-31, 2012	14,378	14.99	14,000	23,500
September 1-30, 2012	15,000	15.28	15,000	8,500
Total	29,442	15.14	29,000

(1)         On September 28, 2011, the Company announced that the board of directors had approved a program allowing the Company to repurchase up to 150,000 shares of the Company’s outstanding common stock, which was approximately 5% of outstanding shares.. As of September 30, 2012, 141,500 shares of the Company’s common stock had been repurchased under this program. The Company completed the repurchase program in October 2012.

In July and August 2012, the Company purchased 442 shares that were not made pursuant to a publicly announced program. It was the Company’s obligation to purchase shares from participants in the Company’s Equity Incentive Plan to cover income taxes on vested shares.

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

101.0*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements

* Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDFIRST FINANCIAL CORPORATION
(Registrant)

Date: November 8, 2012	/s/ Patrick G. O’Brien
Patrick G. O’Brien
President and Chief Executive Officer

Date: November 8, 2012	/s/ Jamie L. Prah
Jamie L. Prah
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)