Form 10-K
period 2012-12-31
FedFirst Financial Corp
filed 2013-03-15
CIK 1486058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2012 was approximately $38,251,000.

The number of shares outstanding of the registrant’s common stock as of March 6, 2013 was 2,530,341.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this 10-K.

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

Our website address is http://www.firstfederal-savings.com. Information on our website should not be considered a part of this Annual Report on Form 10-K.

Market Area

Our seven banking offices are located in Fayette, Washington and Westmoreland counties, which are located in the southern suburban area of metropolitan Pittsburgh. Generally, our offices are located in small industrial communities that, in the past, relied extensively on the steel industry. Until the mid-1970s, these communities flourished. However, the economy of our market area has diminished in direct correlation with the decline in the United States steel industry. With the decline of the steel industry, Fayette, Washington and Westmoreland counties now have smaller and more diversified economies, with employment in services constituting the primary source of employment in all three counties. The largest private-sector employers in our market area are providers of health care services.

The area has been impacted by the energy industry through the extraction of untapped natural gas reserves in the Marcellus Shale. The Marcellus Shale extends throughout much of the Appalachian Basin and most of Pennsylvania and is located near high-demand markets along the east coast. The proximity to these markets makes it an attractive target for energy development and has resulted in significant job creation through the development of gas wells and transportation of gas.

In the past, the communities in which our offices are located provided a stable customer base for traditional thrift products, such as savings, certificates of deposit and residential mortgages. Following the closing of the area’s steel mills, population and employment trends declined. The population in many of the smaller communities in our market area continues to shrink as the younger population leaves to seek better and more reliable employment. As a result, the median age of our customers has been increasing. With an aging customer base and little new real estate development, the lending opportunities in our primary market area are limited. To counter these trends, we expanded into communities that are experiencing population growth and economic expansion and consolidated two offices. In 2006, we opened an office in Peters Township in Washington County. In 2007, we opened an office in the downtown area of Washington, Pennsylvania. In 2011 and 2012, we consolidated our Park Centre and Donora offices in the Middle Monongahela Valley area due to the close proximity of other branch locations.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and from other financial service companies, such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2012, which is the most recent date for which data is available from the FDIC, we held approximately 0.25% of the deposits in the Pittsburgh metropolitan area. Banks owned by The PNC Financial Services Group, Inc., Citizens Financial Group, Inc. and BNY Mellon also operate in our market area. These institutions, as well as many other banking institutions operating in our market area, are significantly larger than us and, therefore, have significantly greater resources.

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

We currently have a low demand for our adjustable rate mortgage loans. Interest rates and payments on our adjustable rate mortgage loans generally adjust annually after an initial fixed period that ranges from one to ten years. Interest rates and payments on our adjustable rate loans generally are adjusted to a rate typically equal to 2.75% or 3.00% above the applicable index. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

Prior to 2006, we purchased newly originated, single family, fixed rate mortgage loans to supplement our origination activities. The properties securing the loans are located in 12 states around the country. We underwrote all of the purchased loans to the same standards as loans originated by us. We may purchase additional loans in the future to supplement our origination activities. At December 31, 2012, we had 77 purchased residential loans that totaled $10.2 million. Of these, 32 loans totaling $3.9 million were secured by homes in Michigan and 15 loans totaling $2.4 million were secured by homes in Ohio.

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

We generally do not make conventional loans with loan-to-value ratios exceeding 97%. Loans with loan-to-value ratios in excess of 80% typically require private mortgage insurance or additional collateral. We require all properties securing mortgage loans to be appraised by a board-approved, independent appraiser and title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance for loans on property located in a flood zone, before closing the loan.

In an effort to provide financing for low and moderate income and first-time buyers, we offer a special home buyers program. We offer residential mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines, including reduced fees and loan conditions. We do not engage in subprime or Alt-A lending.

Commercial and Multi-Family Real Estate Loans. We offer a variety of fixed and adjustable rate mortgage loans secured by commercial and multi-family real estate. These loans generally have terms of ten years with a 20 year amortization and are typically secured by apartment buildings, office buildings, or manufacturing facilities. Loans are secured by first mortgages, and amounts generally do not exceed 80% of the property’s appraised value. In addition to originating these loans, we also purchase participation loans originated by and sell participation loans to other financial institutions in the region.

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

Prior to 2006, we purchased newly originated multi-family real estate loans as part of our efforts to increase our loan portfolio. The properties securing the loans are located in five states throughout the country. We sought geographic diversification among the purchased loans so that we would not concentrate exposure to changes in any particular local or regional economy. We underwrote all of the purchased loans to the same standards as loans originated by us. At December 31, 2012, purchased multi-family real estate loans totaled $4.2 million.

At December 31, 2012, our largest multi-family real estate loan was $3.5 million and was secured by a 10 building apartment complex. Our largest commercial real estate loan was a $2.4 million line of credit secured by a commercial property with $2.3 million outstanding. These loans were performing in accordance with their original terms at December 31, 2012.

At December 31, 2012, commercial real estate and multi-family purchased loan participations totaled $9.2 million and sold loan participations totaled $3.2 million. All of the properties securing these loans are located in the Pittsburgh metropolitan area. Our largest purchased participation loan was $1.2 million and largest sold participation loan was $2.0 million.

Construction Loans. We originate loans to individuals to finance the construction of residential dwellings. We also make loans for the construction of commercial properties, including apartment buildings and owner-occupied properties used for businesses. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 to 18 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 97% on residential construction and 80% on commercial construction. Loans with loan-to-value ratios in excess of 80% on residential construction generally require private mortgage insurance or additional collateral. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.

At December 31, 2012, our largest outstanding residential construction loan commitment was for $1.0 million, of which $233,000 was disbursed. At December 31, 2012, our largest outstanding commercial construction commitment was a $1.5 million purchased participation loan of which $1.4 million was disbursed. These loans were performing in accordance with their original terms at December 31, 2012.

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

We also provide financing to a Pittsburgh area machinery and equipment leasing company. These loans are secured with an assignment of machinery and equipment leases. At December 31, 2012, we had seven loans for equipment leases totaling $3.5 million.

At December 31, 2012, our largest commercial business loan relationship was a $3.0 million warehouse line of credit, of which $1.0 million was outstanding. This loan was performing in accordance with its original terms at December 31, 2012.

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

Home equity installment loans and home equity lines of credit are generally originated with a loan-to-value ratio of 80% or less. On occasion we originate home equity loans with a loan-to-value ratio greater than 80% and, in 2007, we discontinued offering home equity loans with a loan-to-value ratio greater than 100%. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate. Home equity installment loans have fixed interest rates and terms that range up to 30 years. We also offer secured and unsecured consumer loans that have fixed interest rates and terms that can range from one to 10 years.

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

Commercial and Multi-Family Real Estate Loans. Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.

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

Loan Originations, Purchases and Sales

Loan originations come from a number of sources. The primary source of loan originations are telephone marketing efforts, existing customers, walk-in traffic, loan brokers, advertising and referrals from customers. We have a relationship with a mortgage broker through which we originate a substantial portion of our residential mortgage loans, and we have a relationship with a commercial leasing company through which we originate commercial equipment leases. We originate loans for our portfolio and have not sold any loans. Prior to 2006, we purchased loans to supplement our own loan originations.

Loan Approval Procedures and Authority

Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by our board of directors and management. The board of directors has granted certain loan approval authority to a committee of officers. The loan committee approves all residential mortgages, construction loans and consumer loans. All commercial and multi-family loans with commercial direct hard exposure (“CDHE”) of $500,000 or more and loans or extensions of credit to insiders require the approval of the board of directors. All commercial loans with CDHE up to $500,000 require approval from a committee that includes two executive officers.

Loans to One Borrower

The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15.0% of our unimpaired capital and surplus. At December 31, 2012, our regulatory limit on loans to one borrower was $6.7 million. At that date, our largest lending relationship was a $3.9 million commercial real estate relationship. The loans were performing in accordance with their original terms at December 31, 2012.

Loan Commitments

We issue commitments for fixed and adjustable rate mortgage and commercial loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our residential loan commitments expire after 45 days and our commercial loan commitments expire after 90 days.

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

At December 31, 2012, our investment portfolio consisted of municipal bonds, mortgage-backed securities issued primarily by Fannie Mae and Freddie Mac, guaranteed REMIC pass-through certificates, and corporate debt securities.

Municipal bonds are a type of security issued by a state, municipality or county to finance its capital expenditures. Municipal bonds are typically exempt from federal taxes and from most state taxes in which they are issued. Municipal bonds may be general obligations of the issuer or secured by specific revenues. General obligation bonds are unsecured and backed by the full faith and credit of the municipality and are paid off with funds from taxes and other fees. Revenue bonds are used to fund projects that will eventually create revenue directly, such as a toll road or lease payments for a new building. Municipal bonds have traditionally had very low rates of default as they are backed either by government power to tax or revenue.

Mortgage-backed securities are asset-backed securities that represent a claim on the cash flows from mortgage loans through securitization. Mortgage-backed securities are typically pass-through in nature with repayment of principal and interest to the security holder occurring over the life of the security.

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

We also invested in corporate debt and are subject to credit risk related to pooled trust preferred insurance company term obligations. Corporate debt securities generally have greater credit risk than Government-sponsored enterprises securities, but generally have higher yields than government securities of similar duration. Therefore, we limit the amount of the portfolio based on these concerns.

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

Insurance Activities

We conduct insurance brokerage activities through our 80%-owned subsidiary, Exchange Underwriters. Exchange Underwriters is a full-service, independent insurance agency that offers property and casualty, commercial liability, surety and other insurance products for small businesses and individuals through over 25 insurance carriers. Exchange Underwriters is licensed in more than 35 states. In addition to serving businesses and individuals in the Pittsburgh metropolitan areas, Exchange Underwriters has developed specialty programs that are sold nationwide.

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

Deposits. Substantially all of our depositors are residents of Pennsylvania. Deposits are attracted from within our market area through the offering of a broad selection of deposit products such as noninterest-bearing demand deposits, interest-bearing demand accounts, savings accounts, money market accounts and certificates of deposit (including individual retirement accounts). We consider demand deposits, savings accounts and money market accounts to be core deposits. Deposit products are supported by services including online banking, bill pay and telephone banking. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, liquidity needs, profitability, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing semi-monthly. Our current strategy is to offer competitive rates on all types of deposit products.

In addition to accounts for individuals, we also offer deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include commercial checking accounts, money market accounts, sweep and insured money sweep services, online banking with bill pay and automated clearinghouse, as well as remote electronic deposit.

At December 31, 2012, we did not have any brokered deposits.

Borrowings. We utilize advances from the FHLB and, to a limited extent, repurchase agreements to supplement our supply of investable funds. The Bank also has the ability to borrow from the Federal Reserve based upon eligible collateral and has two unsecured discretionary lines of credit with other financial institutions. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States or Government-sponsored enterprises), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness.

Personnel

At December 31, 2012, we had 85 full-time equivalent employees, including 17 employees of our insurance agency subsidiary, none of whom is represented by a collective bargaining unit. We believe that our relationship with our employees is good.

Subsidiaries

FedFirst Financial’s only direct subsidiary is First Federal Savings Bank. First Federal Savings Bank’s only direct subsidiary is FedFirst Exchange Corporation. FedFirst Exchange Corporation owns an 80% interest in Exchange Underwriters.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are elected annually by the board of directors and serve at the board’s discretion. The following individuals currently serve as executive officers of FedFirst Financial and its subsidiaries.

Name	Position
Patrick G. O’Brien	President and Chief Executive Officer of FedFirst Financial, First Federal and Exchange Underwriters and President of FFEC.

Jamie L. Prah	Senior Vice President—Chief Financial Officer of FedFirst Financial, First Federal, FFEC and Exchange Underwriters and Assistant Corporate Secretary of First Federal.

Richard B. Boyer	Vice President—Insurance Operations of First Federal and President and Chief Operating Officer of Exchange Underwriters.

Henry B. Brown III	Senior Vice President—Chief Lending Officer of First Federal

Jennifer L. George	Senior Vice President—Chief Risk Officer of First Federal and Corporate Secretary of FedFirst Financial, First Federal and FFEC and Assistant Corporate Secretary of Exchange Underwriters.

DaCosta Smith, III	Vice President—Manager Human Resources of First Federal and Vice President of FedFirst Financial

Geraldine A. Ferrara	Vice President—Manager Branch Service and Sales of First Federal

Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for at least the last five years unless stated otherwise. Ages presented are as of December 31, 2012.

Jamie L. Prah was appointed as Senior Vice President — Chief Financial Officer of FedFirst Financial and First Federal in September 2011 after previously serving as Vice President—Controller and Treasurer of First Federal since February 2005. In 2010, Mr. Prah was also appointed Assistant Corporate Secretary of First Federal. Age 42.

Henry B. Brown III was appointed as Senior Vice President — Chief Lending Officer in September 2011 after previously serving as Vice President—Manager Production & Credit of First Federal since August 2007. Prior to joining First Federal, Mr. Brown served as Senior Vice President—Treasury Management at WesBanco Bank, Inc. from May 2005 to August 2007. Age 61.

Geraldine A. Ferrara was appointed as Vice President — Manager Branch Services and Sales in August 2006 after previously serving as Vice President—Consumer Sales Manager since October 2005. Age 61.

Jennifer L. George was appointed as Senior Vice President — Chief Risk Officer in September 2011 after previously serving as Vice President—Bank Operations since July 2007. Ms. George joined First Federal in January 2006 as Assistant Controller. In 2010, Ms. George was also appointed Corporate Secretary of FedFirst Financial and First Federal. Age 41.

DaCosta Smith, III has served as the Vice President—Manager Human Resources for First Federal since 1992. Age 57.

REGULATION AND SUPERVISION

General

First Federal Savings Bank, as a federal savings association, is currently subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”), as its primary federal regulator, and by the Federal Deposit Insurance Corporation (“FDIC”) as the insurer of its deposits. First Federal is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. First Federal must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OCC to evaluate First Federal’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes. Any change in such policies, whether by the OCC, the FDIC or Congress, could have a material adverse effect on FedFirst Financial and First Federal and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes to the regulation of First Federal. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings associations such as First Federal was transferred to the OCC on July 21, 2011. The OCC is the agency that is primarily responsible for the regulation and supervision of national banks. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Board of Governors of the Federal Reserve System (“FRB”). The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as First Federal, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

Certain of the regulatory requirements that are applicable to First Federal and FedFirst Financial are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on First Federal and FedFirst Financial.

Capital Requirements

The applicable capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor assigned by the capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2012, First Federal met each of its capital requirements.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies, including savings and loan holding companies, that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. On August 30, 2012, the federal banking agencies issued proposed rules that would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would revise the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to FedFirst Financial and First Federal under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would eliminate the inclusion of certain instruments, such as trust preferred securities, from tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less and phased out over a period of 10 years ending in 2022.  The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

Federal Banking Regulation

Business Activities. The activities of federal savings banks, such as First Federal, are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Prompt Corrective Regulatory Action. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept broker deposits. The OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. First Federal’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Under the FDIC’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Assessment rates range from seven to 77.5 basis points on the institution’s assessment base, which is calculated as total assets minus tangible equity.

Deposit insurance per account owner is currently $250,000. The FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, non-interest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010, which was later extended to December 31, 2012. First Federal opted to participate in the unlimited coverage for noninterest bearing transaction accounts.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of First Federal. Management cannot predict what insurance assessment rates will be in the future.

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

Qualified Thrift Lender Test.  Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least nine months out of each 12-month period.

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions, including dividend limitations.  The Dodd-Frank Act made noncompliance with the qualified thrift lender test a violation of law that could result in an enforcement action. As of December 31, 2012, First Federal maintained 80.23% of its portfolio assets in qualified thrift investments and maintained at least 65% of its portfolio assets in qualified thrift investments in each of the previous 12 months, therefore, meeting the qualified thrift lender test.

Limitation on Capital Distributions.  Federal regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OCC is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OCC regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, the institution must still provide 30 days prior written notice to the FRB of the capital distribution if, like First Federal, it is a subsidiary of a holding company, as well as an informational notice filing to the OCC. If First Federal’s capital ever fell below its regulatory requirements or the OCC notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the OCC could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OCC determines that such distribution would constitute an unsafe or unsound practice.

Community Reinvestment Act.  All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to satisfactorily comply with the provisions of the Community Reinvestment Act could result in denials of regulatory applications. Responsibility for administering the Community Reinvestment Act, unlike other fair lending laws, is not being transferred to the Consumer Financial Protection Bureau. First Federal received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Transactions with Related Parties.  Federal law limits First Federal’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with First Federal, including FedFirst Financial and their other subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by FedFirst Financial to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, First Federal’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The laws limit both the individual and aggregate amount of loans that First Federal may make to insiders based, in part, on First Federal’s capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

Enforcement.  The OCC currently has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1.0 million per day in especially egregious cases. The FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings association. If action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

FHLB System.  First Federal is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. First Federal, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB. First Federal was in compliance with this requirement with an investment in FHLB of Pittsburgh stock at December 31, 2012 of $3.8 million.

Federal Reserve System.  The FRB regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal and regular checking accounts). For 2013, the regulations provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $71.0 million; a 10% reserve ratio is applied above $71.0 million. The first $11.5 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2013, require a 3% ratio for up to $79.5 million and an exemption of $12.4 million. First Federal complies with the foregoing requirements.

Other Regulations

First Federal’s operations are also subject to federal laws applicable to credit transactions, including the:

•                  Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•                  Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•                  Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•                  Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and

•                  Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of First Federal also are subject to laws such as the:

•                  Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•                  Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•                  Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Holding Company Regulation

General.  As a savings and loan holding company, FedFirst Financial is subject to FRB regulations, examinations, supervision, reporting requirements and regulations regarding its activities. In addition, the FRB has enforcement authority over FedFirst Financial and its non-savings institution subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to First Federal.

FedFirst Financial is a unitary savings and loan holding company within the meaning of federal law.  As a unitary savings and loan holding company that was in existence prior to May 4, 1999, FedFirst Financial is generally not restricted as to the types of business activities in which it may engage, provided that First Federal continues to be a qualified thrift lender.

Federal law prohibits a savings and loan holding company from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or savings and loan holding company thereof, without prior written approval of the FRB or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings associations, the FRB must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The FRB is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends. The FRB has the power to prohibit dividends by savings and loan holding companies if their actions constitute unsafe or unsound practices.  The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which also applies to savings and loan holding companies and which expresses the FRB’s view that a holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition.  The FRB also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Acquisition of FedFirst Financial. Under the Federal Change in Bank Control Act, a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the FRB has found that the acquisition will not result in a change of control of FedFirst Financial. Under the Change in Control Act, the FRB generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

ITEM 1A.             RISK FACTORS

The current economic conditions pose significant challenges that could adversely affect our financial condition and results of operations.

Our success depends to a large degree on the general economic conditions in Southwestern Pennsylvania. Our market has experienced a significant downturn in which we have seen falling home prices, rising foreclosures and an increased level of commercial and consumer delinquencies. If economic conditions do not improve or continue to decline, we could experience reduced demand for our products and services, increased problem assets and foreclosures and increased loan losses, each of which could further adversely affect our business.

We could experience further adverse consequences in the event of a prolonged economic downturn in our market due to our exposure to commercial loans across various lines of business. A prolonged economic downturn could adversely affect collateral values or cash flows of the borrowing businesses, and as a result our primary source of repayment could be insufficient to service the debt. Another adverse consequence in the event of a prolonged economic downturn in our market could be the loss of collateral value on commercial and real estate loans that are secured by real estate located in our market area. A further significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished.

Future economic conditions in our market will depend on factors outside of our control such as political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government, military and fiscal policies and inflation.

Changes in interest rates could reduce our net interest income and earnings.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates — up or down — could adversely affect our net interest spread and, as a result, our net interest income and net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract. This contraction could be more severe following a prolonged period of lower interest rates, as a larger proportion of our fixed rate residential loan portfolio will have been originated at those lower rates and borrowers may be more reluctant or unable to sell their homes in a higher interest rate environment. Changes in the slope of the “yield curve” — or the spread between short-term and long-term interest rates — could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

Our emphasis on residential mortgage loans exposes us to a risk of loss due to a decline in property values.

At December 31, 2012, $120.9 million, or 47.4%, of our loan portfolio consisted of residential mortgage loans, and $49.4 million, or 19.3%, of our loan portfolio consisted of home equity loans. Home equity loans are generally originated with a loan-to-value ratio of 80% or less and, on occasion, are originated with a loan-to-value ratio greater than 80%. Until 2007, such loans were offered with combined loan-to-value ratios of up to 125%. Recent declines in the housing market have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized—particularly those home equity loans that were originated with combined loan-to-value ratios in excess of 100% — which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral.

Commercial lending and the unseasoned nature of our commercial loan portfolio may expose us to increased lending risks.

At December 31, 2012, $81.1 million, or 31.7%, of our loan portfolio consisted of commercial and multi-family real estate loans, commercial construction loans and commercial business loans. Commercial lending is an important part of our business strategy, and we expect this portion of our loan portfolio to continue to grow. Commercial loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the borrower’s business. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. In addition, many of our commercial real estate and commercial business loans are unseasoned, meaning that they were originated recently. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our future performance.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers will not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the OCC, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OCC after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 1.13% of total loans outstanding and 131% of nonperforming loans at December 31, 2012. Our allowance for loan losses at December 31, 2012, may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Our purchase of out-of-state loans may expose us to increased lending risks.

Prior to 2006, we purchased newly originated residential and multi-family real estate loans secured by properties throughout the United States in order to supplement our own loan originations. At December 31, 2012, we had $10.2 million of purchased residential mortgage loans, of which $763,000 were non-performing, and $4.2 million of purchased multi-family real estate loans, of which all were performing. $6.3 million of the residential loans are located in Michigan and Ohio, which have experienced high levels of unemployment and were significantly impacted by the economic downturn. It is difficult to assess the future performance of this part of our loan portfolio because the properties securing these loans are located outside of our market area, which makes them more difficult to monitor. We can give no assurance that these loans will not have delinquency or charge-off levels above our historical experience, which would adversely affect our future performance.

If we conclude that the decline in value of any of our investment securities is other-than-temporary, we are required to write down the value of that security through a charge to earnings.

As of December 31, 2012, our investment portfolio included four securities with unrealized losses of $2.1 million that we considered for other-than-temporary impairment (“OTTI”). We evaluate our securities portfolio for OTTI throughout the year. Each investment that has a fair value less than book value is reviewed on a quarterly basis. An impairment charge is recorded against individual securities if management concludes that the decline in value is other-than-temporary. Any charges for OTTI would not impact cash flow, tangible capital or liquidity.

Included in securities with unrealized losses are three trust preferred securities with an amortized cost of $4.0 million and a fair value of $1.9 million at December 31, 2012. The trust preferred securities were issued by two issuer pools consisting of insurance companies. A number of factors or combinations of factors could cause us to conclude in future reporting periods that these securities have experienced OTTI. These factors include, but are not limited to, failure to make scheduled interest payments, an increase in the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions, and industry or issuer-specific factors that would render us unable to forecast a full recovery of the amortized cost basis.

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

Exchange Underwriters derives most of its revenues from commissions for brokerage services. We do not determine insurance premiums on which our commissions are generally based. Fluctuations in premiums charged by the insurance carriers have a direct and potentially material impact on Exchange Underwriters’ results of operations. Commission levels generally follow the same trend as premium levels, as commissions are derived from a percentage of the premiums paid by the insured. Due to their cyclical nature, insurance premiums may vary widely between periods. Such variations can have a potentially material impact on our commission revenues.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2012, which is the most recent date for which information is available, we held 0.25% of the deposits in the Pittsburgh metropolitan area and 1.79% of the deposits in the counties in which our offices are located. Several of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

A key component of our strategy to grow and improve profitability is to expand into communities that are experiencing population growth and economic expansion while also successfully servicing the small industrial communities in what has historically been our primary footprint. In 2006, we opened a new branch in Peters Township in Washington County, Pennsylvania. In 2007, we opened a new branch located in the downtown area of Washington, Pennsylvania. In 2011 and 2012, we consolidated two branches due to the close proximity of other branch locations. We can provide no assurance that we will be successful in increasing the volume of our loans and deposits by expanding our branch network into communities experiencing growth. Building and/or staffing new branch offices will increase our operating expenses. We can provide no assurance that we will be able to manage the costs and implementation risks associated with this strategy so that expansion of our branch network will be profitable.

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

The Dodd-Frank Act, enacted in 2010, restructured the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision, which previously regulated the Bank, was merged into the OCC, which until then only regulated national banks.  As a result of the Dodd-Frank Act, savings and loan holding companies, including FedFirst Financial, are now regulated by the FRB. The Dodd-Frank Act also created a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators.  The federal preemption of state laws previously accorded federally chartered depository institutions has been reduced, and State Attorneys General now have greater authority to bring a suit against a federally chartered institution, such as the Bank, for violations of certain state and federal consumer protection laws. As required by the Dodd-Frank Act, the federal banking regulators have proposed new consolidated capital requirements, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

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

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC imposed a one-time special assessment and significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs in recent years and negatively impacted our earnings. Additional increases in the base assessment rate or special assessments would negatively impact our earnings.

We own stock in the FHLB of Pittsburgh, which has experienced financial difficulties.

Our agreement with the FHLB of Pittsburgh requires us to purchase capital stock in the FHLB commensurate with the amount of our advances and unused borrowing capacity. This stock is carried at cost and was $3.8 million at December 31, 2012. If the FHLB of Pittsburgh is unable to meet minimum regulatory capital requirements or is required to aid the remaining FHLBs, our holding of FHLB stock may be determined to be other-than-temporarily impaired and may require a charge to our earnings, which could have a material impact on our financial condition, results of operations and cash flows.

Additionally, while the FHLB resumed paying dividends and making capital stock repurchases in February 2012, capital stock repurchases and dividends from member banks are reviewed on a quarterly basis by the FHLB and could be discontinued in the future. Repurchases of excess capital stock have also been limited and are determined on a quarterly basis. The absence of a dividend, limitations on the redemption of our FHLB stock, and the obligation to increase our investment in the FHLB would hurt our interest income.

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have a material adverse effect on us.

Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.

In addition, we provide our customers with the ability to bank remotely, including over the Internet and over the telephone. The secure transmission of confidential information over the Internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could materially and adversely affect us.

Additionally, financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so could have a material adverse impact on our business and therefore on our financial condition and results of operations.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

We currently conduct our banking business through seven full-service offices in Monessen, Monongahela, Belle Vernon, Uniontown, Perryopolis, McMurray and Washington, Pennsylvania. Our administrative offices are located in Monessen, Pennsylvania. We own all of our banking offices except for those in McMurray and Washington. The lease for our McMurray office expires in 2014 and has an option for an additional five year period. The lease for our Washington office expires in 2017 and has an option for two additional five year periods. The Uniontown office is subject to a ground lease that expires in 2014 and has an option to extend for two separate five year periods.

Exchange Underwriters’ office is located in two buildings in Canonsburg, Pennsylvania, one of which is leased and the other which is owned. The lease for our Exchange Underwriters’ office expires in 2017 and has an option for an additional five year period.

The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $1.8 million at December 31, 2012.

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

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market, Holder and Dividend Information

Our common stock is listed on the NASDAQ Capital Market under the trading symbol “FFCO.” The following table sets forth the high and low sales prices of the common stock as reported on the NASDAQ Capital Market and the dividend paid per share of common stock for the four quarters of 2012 and 2011.

	2012			2011
Quarter	High	Low	Dividend	High	Low	Dividend
First Quarter	$14.00	$13.20	$0.03	$14.30	$13.10	$0.03
Second Quarter	14.31	13.58	0.04	16.50	13.85	0.03
Third Quarter	15.25	14.20	0.04	15.51	13.05	0.03
Fourth Quarter	16.58	15.00	0.29	13.80	12.66	0.03

In 2012, FedFirst Financial declared and paid a cash dividend of $0.04 per common share in the second, third and fourth quarter and $0.03 per common share in the first quarter and, in 2011, FedFirst Financial declared and paid a cash dividend of $0.03 per common share in each quarter. In addition, FedFirst Financial declared and paid a $0.25 per common share special cash dividend in the fourth quarter of 2012. In 2012 and 2011, the dividend payout ratio using diluted earnings per share was 50.0% and 40.0% respectively.

FedFirst can provide no assurance that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue. FedFirst Financial’s ability to pay dividends is dependent on available cash and profitability of the Bank as a source of additional funds. For a discussion of restrictions on the payment of cash dividends by the Bank, see “Business — Regulation and Supervision — Federal Savings Bank Regulation — Limitation on Capital Distributions” in this Annual Report on Form 10-K.

As of March 6, 2013, there were approximately 232 holders of record of our common stock, excluding the number of persons or entities holding stock in street name through various brokerage firms.

Purchases of Equity Securities

The Company made the following purchases of its common stock during the three months ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Programs (1)(2)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)(2)
October 1-31, 2012	8,500	$15.23	8,500	—
November 1-30, 2012	128,275	15.46	128,275	156,725
December 1-31, 2012	186,984	16.42	156,725	—
Total	323,759	16.01	293,500

(1)         On September 28, 2011, the Company announced that the board of directors had approved a program allowing the Company to repurchase up to 150,000 shares of the Company’s outstanding common stock, which was approximately 5% of outstanding shares. This repurchase program was completed on October 24, 2012.

(2)         On November 14, 2012, the Company announced that the board of directors had approved a program allowing the Company to repurchase up to 285,000 shares of the Company’s outstanding common stock, which was approximately 10% of outstanding shares. This repurchase program was completed on December 17, 2012. An additional 30,259 shares were repurchased over what was originally announced due to the broker purchasing a larger number of shares that became available.

On January 23, 2013, the Company announced that the board of directors had approved a program allowing the Company to repurchase up to 254,000 shares of the Company’s outstanding common stock, which was approximately 10% of outstanding shares. This repurchase program was scheduled to expire on February 14, 2014. As of March 6, 2013, 10,000 shares of the Company’s common stock had been repurchased under this program.

ITEM 6.                           SELECTED FINANCIAL DATA

Not applicable as we are a smaller reporting company.

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The objective of this section is to assist stockholders and potential investors understand our results of operations and financial condition. You should read this discussion in conjunction with the consolidated financial statements and Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Overview

We conduct community banking activities by accepting deposits and originating loans in our market area. Our lending products include residential mortgage loans, commercial real estate and business loans, and home equity and other consumer loans. We also maintain an investment portfolio consisting primarily of REMICs, mortgage-backed securities and, to a lesser extent, municipal bonds. Our loan and investment portfolios are funded with deposits as well as collateralized borrowings from the FHLB of Pittsburgh.

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. A secondary source of income is noninterest income, which is revenue that we receive from providing products and services. The majority of our noninterest income generally comes from commissions from the sale of insurance products, service charges (primarily from service charges on deposit accounts) and bank-owned life insurance. In some years we may also recognize income from the sale of securities.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses. The noninterest expenses we incur in operating our business consist primarily of compensation and employee benefits expenses and occupancy expenses, which include depreciation. We also incur expenses for FDIC insurance premiums, data processing, professional services and other miscellaneous items.

Compensation and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans, equity compensation plans and other employee benefits. Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, lease expense, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Federal insurance premiums are payments we make to the FDIC for insurance of our deposit accounts. Data processing expenses are the fees we pay to third parties for processing customer information, deposits, loans and general ledger activity. Professional services are fees we pay to third parties for audit and accounting, legal, consulting, and other specialist services. Other expenses include advertising, stationary, printing, and supplies, telephone, postage, correspondent bank fees, real estate owned expenses, amortization of intangibles and other miscellaneous operating expenses.

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

•                  Use conservative underwriting practices to maintain asset quality. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards that we believe are conservative. While the delinquencies in our loan portfolio have increased during the recent economic downturn, non-performing loans were 0.86% of our total loan portfolio at December 31, 2012. Although we intend to continue our efforts to originate commercial real estate and business loans, we intend to continue our philosophy of managing loan exposures through our conservative approach to lending.

•                  Improve our funding mix by marketing core deposits. Core deposits (demand deposits, money market accounts and savings accounts) comprised 56.6% of our total deposits at December 31, 2012. We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit. We have succeeded in growing core deposits by promoting a sales culture in our branch offices that is supported by the use of technology and by offering a variety of products for our business customers, such as treasury management products, online banking, and remote deposit capture.

•                  Supplement fee income through our insurance operations. Fee income earned through our insurance agency, Exchange Underwriters, supplements our income from banking operations. We intend to pursue opportunities to grow this line of business, including hiring insurance producers with established books of business and through acquisitions.

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

Critical Accounting Policies

In the preparation of our consolidated financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States. Our significant accounting policies are described in the Notes to Consolidated Financial Statements.

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

Allowance for Loan Losses.

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that in management’s judgment should be charged-off. Loan losses are charged against the allowance when management confirms collectability of a loan balance is not likely. Subsequent recoveries, if any, are credited to the allowance.

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

An allowance is established for loans that are individually evaluated and determined to be impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. A loan may be placed on nonaccrual status due to payment delinquency or uncertain collectability, while not being classified as impaired. Factors considered by management in determining impairment include payment status, risk rating, and loan amount. Generally, management performs individual impairment assessments of substandard loan relationships of $250,000 or greater to determine the amount that may be uncollectible. The amount of impairment is determined by the difference between the present value of the expected cash flows related to the loan, using current interest rates and its recorded value, or, as a practical measure in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans less estimated selling costs. Impaired loans incur a charge-off when it is determined foreclosure is probable and the ultimate collectability is not likely.

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

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of the Comptroller of the Currency (“OCC”), as an integral part of its examination process, periodically reviews our allowance for loan losses. The OCC may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

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

Goodwill. We recorded goodwill in connection with our acquisition of Exchange Underwriters. Goodwill is not amortized but is tested for impairment annually or more frequently if impairment indicators arise. The goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. We estimate the fair values of the related operations using discounted cash flows. The forecasts of future cash flows are based on our best estimate of future revenues and operating costs, based primarily on contracts in effect, new accounts and cancellations and operating budgets. The impairment analysis requires management to make subjective judgments concerning how the acquired assets will perform in the future. Events and factors that may significantly affect the estimates include competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and industry and market trends. Changes in these forecasts could cause a reporting unit to either pass or fail the first step in the goodwill impairment model, which could significantly change the amount of impairment recorded. Our annual assessment of potential goodwill impairment was completed in the fourth quarter of 2012. Based on the results of this assessment, no impairment charge was deemed necessary for the years ended December 31, 2012 and 2011.

Other-Than-Temporary Impairment (“OTTI”). The Company reviews its investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market.

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

Balance Sheet Analysis

General. Total assets decreased $16.5 million, or 4.9%, to $318.8 million at December 31, 2012 compared to $335.3 million at December 31, 2011.

Loans. Net loans increased $4.3 million, or 1.7%, to $249.5 million at December 31, 2012, compared to $245.3 million at December 31, 2011.

Residential loans decreased $13.0 million, or 9.7%, to $120.9 million at December 31, 2012, compared to $133.9 million at December 31, 2011. Multi-family loans decreased $2.9 million to $15.3 million compared to $18.2 million at December 31, 2011. The decrease in these categories was the result of loan payoffs primarily driven by market conditions and the declining interest rate environment.

Commercial real estate and commercial business loans increased $9.8 million, or 19.3%, to $60.6 million at December 31, 2012, compared to $50.8 million at December 31, 2011. The increase was the result of efforts to continue to diversify our loan portfolio through development of commercial loan relationships with strong fundamentals.

Construction loans decreased $5.0 million, or 41.2%, to $7.2 million at December 31, 2012, compared to $12.2 million at December 31, 2011. Commercial construction loans decreased $3.1 million, or 37.0%, to $5.2 million at December 31, 2012 compared to $8.3 million at December 31, 2011.  Residential construction loans decreased $1.9 million, or 50.2%, to $1.9 million compared to $3.8 million at December 31, 2011. Fluctuations in the construction loan segment are primarily driven by timing of funding compared to when construction is completed. Loans are transferred to the commercial or residential real estate category upon completion of construction.

Consumer loans increased $11.0 million, or 27.2%, to $51.3 million at December 31, 2012, compared to $40.3 million at December 31, 2011. The majority of the increase is due to home equity loans, which increased $10.9 million, or 28.5%, to $49.4 million, compared to $38.4 million at December 31, 2011. The increase in home equity loans is primarily due to customer refinance demand and preference for lower cost options compared to residential loans.

The following table sets forth the composition of our loan portfolio at the dates indicated (dollars in thousands).

	2012		2011		2010		2009		2008
December 31,	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate - mortgage:
One-to-four family residential
Originated	$110,754	43.4%	$117,622	46.0%	$121,376	51.3%	$134,201	54.8%	$126,031	53.2%
Purchased	10,188	4.0	16,304	6.4	20,591	8.7	23,872	9.8	29,840	12.5
Total one-to-four family residential	120,942	47.4	133,926	52.4	141,967	60.0	158,073	64.6	155,871	65.7

Multi-family
Originated	11,101	4.3	13,122	5.1	4,082	1.7	3,970	1.6	3,846	1.6
Purchased	4,226	1.7	5,121	2.0	5,261	2.2	6,021	2.5	7,100	3.0
Total multi-family	15,327	6.0	18,243	7.1	9,343	3.9	9,991	4.1	10,946	4.6

Commercial	45,504	17.8	35,307	13.8	33,732	14.2	31,405	12.8	24,301	10.3
Total real estate - mortgage	181,773	71.2	187,476	73.3	185,042	78.1	199,469	81.5	191,118	80.6

Real estate - construction:
Residential	1,931	0.8	3,874	1.5	6,787	2.9	3,028	1.2	9,833	4.2
Commercial	5,231	2.0	8,308	3.3	736	0.3	2,576	1.1	3,443	1.5
Total real estate - construction	7,162	2.8	12,182	4.8	7,523	3.2	5,604	2.3	13,276	5.7

Consumer:
Home equity:
Loan-to-value ratio of 80% or less	41,537	16.3	30,679	12.0	22,628	9.6	17,802	7.3	12,625	5.3
Loan-to-value ratio of greater than 80%	7,841	3.0	7,758	3.1	8,624	3.6	9,288	3.8	9,719	4.1
Total home equity	49,378	19.3	38,437	15.1	31,252	13.2	27,090	11.1	22,344	9.4

Other	1,923	0.8	1,892	0.7	2,090	0.9	2,243	0.9	1,707	0.7
Total consumer	51,301	20.1	40,329	15.8	33,342	14.1	29,333	12.0	24,051	10.1

Commercial business	15,055	5.9	15,445	6.1	10,875	4.6	10,327	4.2	8,474	3.6
Total loans	255,291	100.0%	255,432	100.0%	236,782	100.0%	244,733	100.0%	236,919	100.0%

Net premium on loans purchased	106		127		116		108		120
Net deferred loan costs	450		606		697		829		850
Loans in process	(3,431)		(7,790)		(4,716)		(2,774)		(5,899)
Allowance for losses	(2,886)		(3,098)		(2,824)		(2,509)		(1,806)
Loans, net	$249,530		$245,277		$230,055		$240,387		$230,184

The following table sets forth certain information at December 31, 2012 regarding the dollar amount of loans maturing during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Real estate — construction loans will be converted to a real estate — mortgage loan at the end of the construction period and are reported based on the maturity date of the real estate — mortgage loan (dollars in thousands).

	Amounts Due in
	One Year or Less	One to Five Years	After Five Years	Total
Real estate - mortgage	$3,206	$10,946	$167,621	$181,773
Real estate - construction	—	—	7,162	7,162
Consumer	1,993	1,532	47,776	51,301
Commercial business	4,840	4,829	5,386	15,055
Total	$10,039	$17,307	$227,945	$255,291

The following table sets forth the dollar amount of all loans at December 31, 2012 that are due after December 31, 2013 and have either fixed or adjustable interest rates (dollars in thousands).

	Fixed	Adjustable	Total
Real estate - mortgage	$149,933	$28,634	$178,567
Real estate - construction	4,670	2,492	7,162
Consumer	48,534	774	49,308
Commercial business	10,154	61	10,215
Total	$213,291	$31,961	$245,252

Our adjustable rate mortgage loans generally do not provide for downward adjustments below the initial contract rate. This feature has prevented some loans from adjusting downward in a declining interest rate environment. When market interest rates rise, the interest rates on these loans will not increase until the contract rate (the index plus the margin) exceeds the interest rate floor.

Securities. Securities available-for-sale decreased $9.9 million, or 18.8%, to $42.6 million at December 31, 2012 compared to $52.4 million at December 31, 2011 due to calls and paydowns, including a $2.0 million call of a Government Sponsored Enterprise security and a $665,000 partial call of a municipal bond, that was partially offset by the purchase of $10.9 million of securities, including $6.1 million in REMICs, $2.7 million in tax exempt municipal bonds, and $2.1 million in mortgage-backed securities. In addition, the securities portfolio reflects an unrealized loss of $638,000 at December 31, 2012 compared to $274,000 at December 31, 2011.

The following table sets forth the amortized cost and fair value of the securities portfolio at the dates indicated (dollars in thousands).

	2012		2011		2010
	Amortized	Fair	Amortized	Fair	Amortized	Fair
December 31,	Cost	Value	Cost	Value	Cost	Value
Government-sponsored enterprises	$—	$—	$2,000	$2,003	$7,580	$7,614
Municipal bonds	8,756	9,181	6,738	7,125	4,012	4,296
Mortgage-backed	12,120	12,815	16,572	17,544	32,747	33,989
REMICs	18,345	18,700	23,413	24,318	30,580	31,565
Corporate debt	3,995	1,882	3,995	1,454	3,995	1,240
Equities	4	4	4	4	4	4
Total securities available-for-sale	$43,220	$42,582	$52,722	$52,448	$78,918	$78,708

At December 31, 2012, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity.

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

At December 31, 2012, the Company had one municipal bond with an unrealized loss of $10,000 in an unrealized loss position of less than 12 months. An evaluation was performed whereby we noted the credit rating remains at investment grade. The Company believes the unrealized loss of this bond is due to changes in market conditions as the economic base of the municipality exhibits strong income indicators and the municipality has sound financial policies and practices. The Company does not intend to sell the bond and it is more likely than not be required to sell the bond before its recovery. The Company expects to recover the entire amortized cost basis and concluded that there was no OTTI on this bond at December 31, 2012.

At December 31, 2012, we had three corporate debt securities that were in an unrealized loss position for 12 months or greater at an amount of $2.1 million. These securities consist of two pools of insurance company-issued preferred trust obligations. These securities consist of two pools of trust preferred corporate debt obligations collateralized by the trust preferred securities of insurance companies in the United States. These securities were downgraded from their original rating issuance to below investment grade after purchase. The lack of liquidity in the market for this type of security, credit rating downgrades and market uncertainties are factors contributing to the unrealized losses on these securities.

These securities are evaluated for OTTI by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit-related OTTI exists. Additionally, reports are reviewed that provide information for the amount of deferral/defaults that would have to occur to prevent the tranche from collecting contractual cash flows (principal and interest). None of these securities are projecting a cash flow disruption, nor have any of these securities experienced a cash flow disruption. The Company also reviewed each of the issues’ collateral participants, including their financial condition, ratings provided by A. M. Best (for insurance companies), and adverse conditions specifically related to industry or geographic area. This information did not suggest additional deferrals or defaults in the future that would result in the securities not receiving all of their contractual cash flows. Based on the analysis performed and the fact that the Company does not expect to sell these securities, and because it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company concluded that there was no OTTI on these securities at December 31, 2012.

The following table sets forth the stated maturities and weighted average yields of our mortgage-backed and debt securities at December 31, 2012. Certain mortgage-backed securities have adjustable interest rates and will reprice periodically within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2012, mortgage-backed securities and REMICs with adjustable rates totaled $1.8 million (dollars in thousands).

	Amounts due in
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Municipal bonds	$707	5.15%	$2,330	5.87%	$2,823	2.75%	$3,321	2.28%	$9,181	3.48%
Mortgage-backed	—	—	62	2.99	5,310	2.82	7,443	5.04	12,815	4.09
REMICs	—	—	—	—	473	4.97	18,227	3.54	18,700	3.58
Corporate debt	—	—	—	—	—	—	1,882	2.35	1,882	2.35
Total available-for-sale debt securities	$707	5.15%	$2,392	5.79%	$8,606	2.92%	$30,873	3.59%	$42,578	3.59%
Equity securities									4
Total securities available-for-sale									$42,582

Deposits. Total deposits decreased $7.5 million, or 3.4%, for the year ended December 31, 2012. Certificates of deposits decreased $11.0 million primarily due to customer’s hesitancy to commit to long-term rates. In addition, money markets decreased $4.7 million. This was partially offset by an increase of $3.5 million in noninterest-bearing deposits, $3.3 million in interest-bearing demand deposits and $1.4 million in savings. The following table sets forth the balances of our deposit products at the dates indicated (dollars in thousands).

	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$23,987	11.2%	$20,536	9.3%	$15,612	7.7%
Interest-bearing demand deposits	17,878	8.4	14,555	6.6	13,584	6.7
Savings accounts	24,271	11.3	22,827	10.3	21,320	10.5
Money market accounts	55,047	25.7	59,709	27.0	58,949	29.0
Certificates of deposit	92,874	43.4	103,913	46.8	94,097	46.1
Total deposits	$214,057	100.0%	$221,540	100.0%	$203,562	100.0%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2012. Jumbo certificates of deposit require minimum deposits of $100,000 (dollars in thousands).

Certificates
Maturity Period	of Deposit
Three months or less	$1,396
Over three through six months	11,411
Over six through twelve months	2,300
Over twelve months	16,370
Total jumbo certificates	$31,477

The following table sets forth certificates of deposit classified by rates at the dates indicated (dollars in thousands).

December 31,	2012	2011	2010
Less than 1.00%	$44,360	$17,459	$6,774
1.01 - 2.00%	17,266	36,142	28,318
2.01 - 3.00%	20,350	32,923	36,270
3.01 - 4.00%	5,521	8,098	10,045
4.01 - 5.00%	5,193	8,597	10,103
5.01 - 6.00%	184	694	1,746
6.01 - 7.00%	—	—	841
Total certificates of deposits	$92,874	$103,913	$94,097

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2012 (dollars in thousands).

	Amounts Due in
	One Year	One to	Two to	Three to	Four to	Five Years		Percent of
	or Less	Two Years	Three Years	Four Years	Five Years	and Thereafter	Total	Total
Less than 1.00%	$32,249	$9,673	$1,472	$592	$374	$—	$44,360	47.8%
1.01 - 2.00%	2,838	1,943	609	4,416	773	6,687	17,266	18.6
2.01 - 3.00%	4,236	1,439	2,835	1,061	1,869	8,910	20,350	21.9
3.01 - 4.00%	577	3,131	1,275	—	52	486	5,521	5.9
4.01 - 5.00%	1,348	530	1,731	946	457	181	5,193	5.6
5.01 - 6.00%	—	—	—	125	26	33	184	0.2
Total	$41,248	$16,716	$7,922	$7,140	$3,551	$16,297	$92,874	100.0%

The following table sets forth deposit activity for the periods indicated (dollars in thousands).

Years Ended December 31,	2012	2011	2010
Beginning balance	$221,540	$203,562	$193,581
(Decrease) increase before interest credited	(9,575)	15,117	6,541
Interest credited	2,092	2,861	3,440
Net increase in deposits	(7,483)	17,978	9,981
Deposits at end of year	$214,057	$221,540	$203,562

Borrowings. Borrowings decreased $611,000, or 1.2%, to $48.7 million at December 31, 2012 compared to $49.3 million at December 31, 2011. The weighted average rate of borrowings decreased 92 basis points to 2.77% at December 31, 2012 compared to 3.69% at December 31, 2011 primarily due to the payoff of $8.0 million of matured advances at a weighted average rate of 4.13% and paydowns on higher cost amortizing advances. This was partially offset by a $12.0 million short-term borrowing at a rate of 0.24% at the end of the year. Outstanding advances mature in 2013 through 2015.

The following table sets forth information concerning our borrowings at the periods indicated (dollars in thousands).

Years Ended December 31,	2012	2011	2010
Maximum amount outstanding at any month end during the year	$48,873	$72,864	$110,456
Average amounts outstanding during the year	44,348	58,150	90,455
Weighted average rate during the year	3.66%	3.69%	3.75%
Balance outstanding at end of year	$48,678	$49,289	$76,893
Weighted average rate at end of year	2.77%	3.69%	3.52%

Other liabilities. Other liabilities decreased $3.0 million, or 62.8%, to $1.7 million at December 31, 2012 compared to $4.7 million at December 31, 2011 primarily due to the final payouts to supplemental executive retirement plan participants.

Stockholders’ Equity. Stockholders’ equity decreased $5.5 million, or 9.4%, to $53.3 million at December 31, 2012 compared to $58.8 million at December 31, 2011. The decrease was primarily due to $6.7 million of purchases of the Company’s common stock as part of the Company’s stock repurchase programs and dividend payments of $1.1 million, which included a one-time special dividend payment of $684,000 in the fourth quarter. This was partially offset by $2.3 million in net income for the year ended December 31, 2012.

Results of Operations for the Years Ended December 31, 2012 and 2011

Overview.

(Dollars in thousands)	2012	2011
Net income	$2,255	$859
Return on average assets	0.68%	0.25%
Return on average equity	3.84	1.43
Average equity to average assets	17.71	17.54

Net Interest Income. Net interest income for the year ended December 31, 2012 decreased $295,000 to $10.3 million compared to $10.6 million for the year ended December 31, 2011. Paydowns and payoffs of higher yielding loans and securities resulted in a $1.6 million decline in interest income.  This was partially offset by a $769,000 decrease in deposits expense due to interest rate reductions on deposits and a $519,000 decrease in borrowings expense due to payoffs of higher cost borrowings that were replaced with short-term, lower-cost borrowings.

Total interest income decreased $1.6 million, or 10.2%, to $13.9 million for the year ended December 31, 2012 compared to $15.5 million for the year ended December 31, 2011. Interest income on securities decreased $819,000 due to a decrease of $16.6 million in the average balance and 26 basis points in yield, primarily due to paydowns, calls and prior year sales of higher yielding securities, which were reinvested in lower yielding securities. Interest income on loans decreased $785,000 due to a decrease of 41 basis points in yield, which was primarily driven by payoffs and paydowns of higher yielding residential real estate and home equity loans that were replaced by originations at lower yields.

Total interest expense decreased $1.3 million, or 26.2%, to $3.6 million for the year ended December 31, 2012 compared to $4.9 million for the year ended December 31, 2011. Interest expense on deposits decreased $769,000 due to a decrease of 38 basis points in cost, primarily related to the repricing of all deposit products at lower rates with the majority of the benefit derived from money market accounts and maturing certificates of deposit. Interest expense on borrowings decreased $519,000 due to a decrease of $13.8 million in the average balance, as funds generated from security and loan paydowns were used to reduce borrowings.

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

	2012			2011
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
Years Ended December 31,	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$244,012	$12,264	5.03%	$239,972	$13,049	5.44%
Securities (3)(4)	50,574	1,731	3.42	67,205	2,473	3.68
Other interest-earning assets	18,412	31	0.17	9,677	10	0.10
Total interest-earning assets	312,998	$14,026	4.48	316,854	$15,532	4.90
Noninterest-earning assets	18,786			26,250
Total assets	$331,784			$343,104

Liabilities and Stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$16,511	$20	0.12%	$13,934	$33	0.24%
Savings accounts	24,048	39	0.16	22,463	99	0.44
Money market accounts	61,444	227	0.37	61,321	472	0.77
Certificates of deposit	97,757	1,722	1.76	102,721	2,173	2.12
Total interest-bearing deposits	199,760	2,008	1.01	200,439	2,777	1.39

Borrowings	44,348	1,624	3.66	58,150	2,143	3.69
Total interest-bearing liabilities	244,108	3,632	1.49	258,589	4,920	1.90

Noninterest-bearing liabilities	28,931			24,324
Total liabilities	273,039			282,913

Stockholders’ equity	58,745			60,191
Total liabilities and
stockholders’ equity	$331,784			$343,104

Net interest income		$10,394			$10,612

Interest rate spread			2.99%			3.00%
Net interest margin			3.32			3.35
Average interest-earning assets to average interest-bearing liabilities			128.22%			122.53%

(1)         Amount is net of deferred loan costs, loans in process, and estimated allowance for loan losses.

(2)         Amount includes nonaccrual loans in average balances only.

(3)         Amount does not include effect of unrealized (loss) gain on securities available-for-sale

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

	2012 Compared to 2011
	Increase (Decrease) Due to
	Volume	Rate	Total

Interest and dividend income:
Loans, net	$213	$(998)	$(785)
Securities	(577)	(165)	(742)
Other interest-earning assets	11	10	21
Total interest-earning assets	(353)	(1,153)	(1,506)

Interest expense:
Deposits	(10)	(759)	(769)
Borrowings	(502)	(17)	(519)
Total interest-bearing liabilities	(512)	(776)	(1,288)
Change in net interest income	$159	$(377)	$(218)

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2012 and 2011 (dollars in thousands).

Years Ended December 31,	2012	2011
Allowance at beginning of year	$3,098	$2,824
Provision for loan losses	310	850
Charge-offs	(543)	(578)
Recoveries	21	2
Net charge-offs	(522)	(576)
Allowance at end of year	$2,886	$3,098

The provision for loan losses was $310,000 for the year ended December 31, 2012 compared to $850,000 for the year ended December 31, 2011. In the prior period, loan growth and adjustments to the qualitative factors used in determining the allowance for loan losses contributed to the larger provision amount. Loan growth in the current period was minimal due to paydowns and payoffs compared to an increase of $18.7 million in total loans in the prior period. Net charge-offs were $522,000 for the year ended December 31, 2012 compared to $576,000 for the year ended December 31, 2011.

An analysis of the changes in the allowance for loan losses is presented under “Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income. The following table summarizes noninterest income for the years ended December 31, 2012 and 2011 (dollars in thousands).

Years Ended December 31,	2012	2011
Fees and service charges	$624	$602
Insurance commissions	2,460	2,119
Income from bank-owned life insurance	289	269
Net gain on sales of available-for-sale securities	—	304
Other	102	41
Total noninterest income	$3,475	$3,335

Noninterest income increased $140,000, or 4.2%, to $3.5 million for the year ended December 31, 2012 compared to $3.3 million for the year ended December 31, 2011. In the current period, there was a $341,000 increase in insurance commissions and a financed real estate owned property was paid off which resulted in the recognition of $66,000 of income that had previously been deferred. In addition, the death of a former director in the current period resulted in the recognition of $33,000 in income from a bank-owned life insurance policy  and fees and service charges income increased $22,000 primarily due to changes in the Bank’s fee structure and related customer activity.  This was partially offset by the recognition of a $304,000 gain on the sale of available-for-sale securities in the prior period.

Noninterest Expense. The following table summarizes noninterest expense for the years ended December 31, 2012 and 2011 (dollars in thousands).

Years Ended December 31,	2012	2011
Compensation and employee benefits	$5,700	$7,183
Occupancy	1,191	1,476
FDIC insurance premiums	210	255
Data processing	555	530
Professional services	708	752
Advertising	221	135
Stationary, printing and supplies	94	98
Telephone	54	52
Postage	127	148
Correspondent bank fees	131	146
Real estate owned expense	58	142
Amortization of intangibles	112	109
All other	783	768
Total noninterest expense	$9,944	$11,794

Noninterest expense decreased $1.9 million, or 15.7%, to $9.9 million for the year ended December 31, 2012 compared to $11.8 million for the year ended December 31, 2011. Compensation expense decreased $1.5 million primarily due to the termination of the Company’s supplemental executive retirement plan in the prior period and a decrease in stock-based compensation expense due to the final vesting of restricted stock awards and options that were granted in 2006. Occupancy expense decreased $285,000 as a result of fully depreciated assets and a decrease in rent due to a branch consolidation in the prior year. Federal Deposit Insurance Corporation’s insurance premiums decreased $45,000 due to the revised assessment methodology implemented in the second quarter of 2011. Real estate owned expense decreased $84,000 primarily due to a decrease in writedowns in the current period.  Advertising expense increased $86,000 primarily related to a cooperative marketing agreement that was signed with the intention to gain insurance commissions by binding coverage for workers’ compensation insurance policies.

Income Taxes. For the year ended December 31, 2012, income tax expense was $1.3 million compared to $432,000 for the year ended December 31, 2011 primarily due to a $2.2 million increase in net income before income tax expense.

We determined that we were not required to establish a valuation allowance for deferred tax assets since it is more likely than not that the deferred tax assets will be realized through future taxable income and future reversals of existing taxable temporary differences. For more information, see Note 10 of the Notes to Consolidated Financial Statements.

Results of Operations of Exchange Underwriters

Exchange Underwriters’ net income increased $98,000 to $159,000 for the year ended December 31, 2012 compared to $61,000 for the year ended December 31, 2011.

Total income increased $342,000 to $2.5 million for the year ended December 31, 2012 compared to $2.1 million for the year ended December 31, 2011. Substantially all of the income of Exchange Underwriters is derived from commissions received on the sale of insurance. The increase in income is primarily due to an increase in commissions from commercial-related policies.

Total expenses, excluding income tax expense, increased $190,000 to $2.2 million for the year ended December 31, 2012 compared to $2.0 million for the year ended December 31, 2011 primarily due to an increase in compensation expense from higher commissions based on volume and an increase in advertising expense from a cooperative marketing agreement that was signed with the intention to gain insurance commissions by binding coverage for workers’ compensation insurance policies.

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

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. For all loans, a past due notice is generated and sent to the borrower when the loan becomes 15 days past due. For residential and consumer loans, if the payment is not received within five days, a second past due notice is sent. If payment is not received by the 30th day of delinquency, additional letters and phone calls are made. Generally, when residential loans become 60 days past due, a notice is sent of our intention to foreclose. If the borrower has not cured the default within the next 30 days, we will commence foreclosure proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure. For commercial loans, the borrower is contacted in an attempt to reestablish the loan to current status and ensure timely payments continue. Collection efforts continue until the loan is 90 days past due, at which time demand payment, default, and/or foreclosure procedures are initiated. We may consider loan workout arrangements with certain borrowers under certain circumstances.

Management informs the board of directors monthly of the amount of loans delinquent 30 days or more, all loans in foreclosure and all foreclosed and repossessed property that we own.

Analysis of Nonperforming and Classified Assets. We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent, at which time the accrual of interest ceases and all previously accrued and unpaid interest is reversed against earnings.

A loan whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties is considered a troubled debt restructuring (“TDR”). TDRs typically result from our loss mitigation activities and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. A restructuring for a borrower that is experiencing financial difficulties, but results in only a delay in payment that is insignificant is not considered a concession. Once a loan is classified as a TDR, the determination of income recognition is based on the status of the loan prior to classification. If a loan is in non-accrual status, then it will remain in that classification for a minimum of six consecutive months until uncertainty with respect to collectability no longer exists. Loans that are current at the time of classification will remain on an accrual basis and are monitored. If restructured contractual terms of a loan are not met, then the loan will be placed on nonaccrual status.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid balance of the loan less estimated selling costs, or fair market value at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our nonperforming assets at the dates indicated (dollars in thousands).

December 31,	2012	2011	2010	2009	2008
Nonaccrual loans:
Real estate - mortgage
One-to-four family residential
Originated	$1,269	$128	$332	$137	$210
Purchased	763	1,416	394	227	235
Total one-to-four family residential	2,032	1,544	726	364	445

Multi-family
Purchased	—	—	—	634	—
Total multi-family	—	—	—	634	—

Commercial	172	568	493	98	187
Total real estate - mortgage	2,204	2,112	1,219	1,096	632

Consumer
Home equity:
Loan-to-value ratio of 80% or less	—	—	—	79	—
Loan-to-value ratio of greater than 80%	—	33	—	45	—
Total home equity	—	33	—	124	—

Other	—	—	—	11	4
Total consumer	—	33	—	135	4

Total nonaccrual loans	2,204	2,145	1,219	1,231	636

Accruing loans past due 90 days or more	—	—	—	—	—
Total nonaccrual loans and accruing loans past due 90 days or more	2,204	2,145	1,219	1,231	636
Real estate owned	146	544	426	419	295
Total nonperforming assets	$2,350	$2,689	$1,645	$1,650	$931

Troubled debt restructurings:
In nonaccrual status	$1,254	$465	$493	$—	$—
Performing under modifed terms	1,501	1,565	672	—	—
Total troubled debt restructurings	$2,755	$2,030	$1,165	$—	$—

Total nonperforming loans to total loans	0.86%	0.84%	0.51%	0.50%	0.27%
Total nonperforming assets to total assets	0.74	0.80	0.48	0.47	0.27
Total nonperforming assets and troubled debt restructurings performing under modified terms to total assets (1)	1.21	1.27	0.68	—	—

(1)   Troubled debt restructurings in nonaccrual status are included in nonperforming assets.

Interest income that would have been recorded for the years ended December 31, 2012 and December 31, 2011 had nonaccruing loans been current according to their original terms amounted to $132,000 and $126,000, respectively. No interest related to nonaccrual loans was included in interest income for the years ended December 31, 2012 and 2011.

At December 31, 2011, nonaccrual purchased residential loans included one relationship comprised of six loans totaling $1.3 million. In 2012, two of the loans in that relationship were paid off and the remaining four loans totaling $993,000 were restructured into one loan by the Bank as a TDR. The restructuring transferred the relationship from the purchased segment to the originated segment at December 31, 2012 and represents the majority of the change in these categories in comparison to December 31, 2011.

The following table shows the aggregate amounts of our classified assets at the dates indicated (dollars in thousands). Real estate owned properties are considered substandard based on internal policy.

December 31,	2012	2011	2010
Special mention assets	$508	$2,338	$3,156
Substandard assets	5,399	4,477	3,047
Doubtful assets	—	—	—
Loss assets	—	—	—
Total classified assets	$5,907	$6,815	$6,203

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

Allowance on Impaired Loans. We establish an allowance for loans that are individually evaluated and determined to be impaired. The amount of impairment is determined by the difference between the present value of the expected cash flows related to the loan, using current interest rates and its recorded value, or, as a practical measure in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans less estimated selling costs. At December 31, 2012, there were seven loan relationships that were individually evaluated for impairment, of which four were considered TDRs. At December 31, 2011, there were five loan relationships that were individually evaluated for impairment, of which three were considered TDRs.

Allowance on the Remainder of the Loan Portfolio. We establish an allowance for loans that are not determined to be impaired. Management determines historical loss experience for each group of loans with similar risk characteristics within the portfolio based on loss experience for loans in each group. Loan categories will represent groups of loans with similar risk characteristics and may include types of loans categorized by product, large credit exposures, concentrations, loan grade, or any other characteristic that causes a loan’s risk profile to be similar to another. We utilize previous years’ net charge-off experience by loan category as a basis in determining loss projections. In addition, there are two categories of loans considered to be higher risk concentrations that are evaluated separately when calculating the allowance for loan losses:

•                  Loans purchased in the secondary market.  Prior to 2006, pools of multi-family and one- to four- family residential mortgage loans located in areas outside of our primary geographic lending area in southwestern Pennsylvania were acquired in the secondary market. Although these loans were underwritten to our lending standards, they are considered higher risk given our unfamiliarity with the geographic areas where the properties are located and ability to timely identify problem loans through servicer correspondence.

•                  Home equity loans with a loan-to-value ratio greater than 80%. These loans are considered higher risk given the pressure on property values and reduced credit alternatives available to leveraged borrowers.

We also consider qualitative or environmental factors that are likely to cause estimated credit losses associated with the bank’s existing portfolio to differ from historical loss experience. Our historical loss experience and qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in our loan portfolio and economy. At December 31, 2012, we utilized six years of loss history and, generally, periods where we did not experience any losses are excluded from determining the historical average loss for each loan class. In 2011, the qualitative factor related to changes in adversely graded loans was adjusted to include a factor for special mention loans. The factors related to changes in the volume and severity of past due loans, nonaccrual loans and adversely graded or classified loans and changes in the value of underlying collateral for collateral dependent loans were also adjusted specifically for the purchased residential loans due to severity of the number of past due loans in this portfolio segment and the continued deterioration of property values, primarily on Michigan and Ohio properties. In addition, certain historical loss factors are annually adjusted when another complete year of loss history is available in order to incorporate recent loss experience in the allowance calculation.

At December 31, 2012, our allowance for loan losses represented 1.13% of total loans compared to 1.21% at December 31, 2011. The decrease is primarily due to loan payoffs in the higher-risk purchased residential and multi-family portfolio and the annual adjustment of historical loss experience factors previously noted.

We identify loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans and other loans about which management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in collateral value would result in a charge-off of the loan or a portion of the loan that was impaired.

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

The following table sets forth the allowance for loan losses by loan category at the dates indicated (dollars in thousands).

	2012		2011		2010		2009		2008
		Percent of		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total		Total
December 31,	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)
Real estate - mortgage
One-to-four family residential
Originated	$466	43.4%	$534	46.0%	$558	51.3%	$641	54.8%	$513	53.2%
Purchased	372	4.0	465	6.4	433	8.7	323	9.8	203	12.5
Total one-to four-family residential	838	47.4	999	52.4	991	60.0	964	64.6	716	65.7

Multi-family
Originated	33	4.3	39	5.1	12	1.7	12	1.6	11	1.6
Purchased	102	1.7	124	2.0	127	2.2	117	2.5	81	3.0
Total multi-family	135	6.0	163	7.1	139	3.9	129	4.1	92	4.6

Commercial	802	17.8	858	13.8	804	14.2	647	12.8	387	10.3
Total real estate - mortgage	1,775	71.2	2,020	73.3	1,934	78.1	1,740	81.5	1,195	80.6

Real estate - construction
Residential	3	0.8	6	1.5	10	2.9	4	1.2	15	4.2
Commercial	8	2.0	12	3.3	1	0.3	4	1.1	5	1.5
Total real estate - construction	11	2.8	18	4.8	11	3.2	8	2.3	20	5.7

Consumer
Home equity:
Loan-to-value ratio of 80% or less	434	16.3	379	12.0	294	9.6	168	7.3	99	5.3
Loan-to-value ratio of greater than 80%	246	3.0	267	3.1	292	3.6	321	3.8	306	4.1
Total home equity	680	19.3	646	15.1	586	13.2	489	11.1	405	9.4

Other	19	0.8	24	0.7	26	0.9	31	0.9	19	0.7
Total consumer	699	20.1	670	15.8	612	14.1	520	12.0	424	10.1

Commercial business	245	5.9	242	6.1	171	4.6	160	4.2	121	3.6
Unallocated	156	—	148	—	96	—	81	—	46	—
Total allowance for loan losses	$2,886	100.0%	$3,098	100.0%	$2,824	100.0%	$2,509	100.0%	$1,806	100.0%

(1) Represents percentage of loans in each category to total loans.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated (dollars in thousands).

Years Ended December 31,	2012	2011	2010	2009	2008
Allowance at beginning of year	$3,098	$2,824	$2,509	$1,806	$1,457
Provision for loan losses	310	850	850	1,090	878
Charge-offs:
Real estate - mortgage
One-to-four family
Originated	(136)	—	(82)	(32)	(307)
Purchased	(309)	(489)	(181)	(105)	(135)
Total one-to four-family residential	(445)	(489)	(263)	(137)	(442)

Multi-family
Purchased	—	—	(46)	(130)	—
Total multi-family	—	—	(46)	(130)	—

Commercial	(33)	—	—	(63)	(40)
Total real estate - mortgage	(478)	(489)	(309)	(330)	(482)

Consumer
Home equity:
Loan-to-value ratio of 80% or less	—	(14)	(87)	—	—
Loan-to-value ratio of greater than 80%	(49)	(64)	(119)	(46)	(27)
Total home equity	(49)	(78)	(206)	(46)	(27)

Other	(1)	(11)	(18)	(14)	(20)
Total consumer	(50)	(89)	(224)	(60)	(47)

Commercial business	(15)	—	(2)	—	—
Total charge-offs	(543)	(578)	(535)	(390)	(529)
Recoveries	21	2	—	3	—
Net charge-offs	(522)	(576)	(535)	(387)	(529)
Allowance at end of year	$2,886	$3,098	$2,824	$2,509	$1,806

Allowance to nonperforming loans	130.94%	144.43%	231.67%	203.82%	283.96%
Allowance to total loans	1.13	1.21	1.19	1.03	0.76
Net charge-offs to average loans	0.21	0.24	0.23	0.16	0.25

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

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. As interest rates change in the market, rates earned on interest rate sensitive assets and rates paid on interest rate sensitive liabilities do not necessarily move concurrently. Deposit accounts typically react more quickly to changes in market interest rates than loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

We have an Asset Liability Committee, which includes members of executive management, to communicate, coordinate and control all aspects of our business involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

In an effort to assess interest rate risk, we use a simulation model to determine the effect of immediate incremental increases and decreases in interest rates on net income and the net portfolio value. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Certain assumptions are made regarding loan prepayments and decay rates of non-maturity deposit accounts.  Because it is difficult to accurately project the market reaction of depositors and borrowers, the effect of actual changes in interest rates on these assumptions may differ from simulated results.

The following table presents the change in our net portfolio value at December 31, 2012 that would occur in the event of an immediate change in interest rates with no effect given to any steps that we might take to counteract that change (dollars in thousands).

				NPV as a Percent of
December 31, 2012	Net Portfolio Value (“NPV”)			Portfolio Value of Assets			Earnings at Risk
Basis Point (“bp”)	Dollar	Dollar	Percent				Dollar	Percent
Change in Rates	Amount	Change	Change	NPV Ratio	Change		Change	Change
300bp	$41,357	$(12,148)	(22.7)%	13.32%	(288	)bp	$(2,344)	(22.8)%
200	48,049	(5,456)	(10.2)	15.03	(117)		(1,454)	(14.2)
100	52,536	(969)	(1.8)	16.08	(12)		(504)	(4.9)
Static	53,505	—	—	16.20	—		—	—
(100)	53,297	(208)	(0.4)	16.06	(14)		(469)	(4.6)
(200)	56,662	3,157	5.9	16.88	68		(726)	(7.1)
(300)	59,843	6,338	11.8	17.65	145		(942)	(9.2)

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

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of available-for-sale securities and borrowings from the FHLB of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2012, cash and cash equivalents totaled $5.9 million. Securities classified as available-for-sale that are not pledged as collateral, and which provide additional sources of liquidity, totaled $29.3 million at December 31, 2012. In addition, at December 31, 2012, we had a maximum remaining borrowing capacity at the FHLB of approximately $114.5 million. We also have the ability to borrow from the Federal Reserve based upon eligible collateral and have two unsecured discretionary lines of credit totaling $13.0 million. At December 31, 2012 and 2011, there were no outstanding borrowings with the Federal Reserve or advances on the lines of credit.

At December 31, 2012, we had $24.1 million of commitments to lend, which was comprised of $7.9 million of commercial loan commitments, $7.0 million of unused commercial lines of credit, $4.1 million of unused consumer lines of credit, $3.4 million of construction loans in process, $1.6 million of consumer commitments, and $65,000 of residential commitments. Certificates of deposit due within one year of December 31, 2012 totaled $41.2 million, or 44.4% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. We believe, however, based on past experience that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of December 31, 2012 (dollars in thousands).

	Amounts Due in
		One Year	One to	Three to	After
	Total	or Less	Three Years	Five Years	Five Years
Certificates of deposit	$92,874	$41,248	$24,638	$10,691	$16,297
Borrowings	48,678	19,120	29,558	—	—
Operating lease obligations (1)	568	178	237	153	—
Total	$142,120	$60,546	$54,433	$10,844	$16,297

(1) Payments are for lease of real property.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits. No further changes in our funding mix are currently planned or expected, other than changes in the ordinary course of business resulting from deposit flows. For information about our costs of funds, see “Results of Operations for the Years Ended December 31, 2012 and 2011—Net Interest Income.”

The following table presents our primary investing and financing activities during the periods indicated (dollars in thousands).

Years Ended December 31,	2012	2011
Investing activities:
Loans disbursed or closed	$(66,788)	$(68,163)
Loan principal repayments	62,001	51,602
Proceeds from maturities and principal repayments of securities	19,998	21,282
Proceeds from sales of securities available-for-sale	—	10,162
Purchases of securities	(10,940)	(5,366)

Financing activities:
(Decrease) increase in deposits	(7,483)	17,978
Decrease in borrowings	(611)	(27,604)

FedFirst Financial Corporation is a separate legal entity from the Bank and must provide for its own liquidity. FedFirst Financial’s financial obligations consist primarily of its operating expenses, repurchases of common stock, and payments of dividends to stockholders, when declared. FedFirst Financial has no outstanding indebtedness.  FedFirst Financial’s available sources of income are interest and dividends on its investments and dividends from the Bank. The amount of dividends that the Bank can pay to FedFirst Financial in any calendar year without the prior approval of the OCC cannot exceed retained net income for the year plus retained net income for the two prior calendar years. In the fourth quarter of 2012, the Bank paid a $3.5 million dividend to the Company, which represented the year-to-date earnings through September 2012 and the retained earnings from the prior two fiscal years.

Capital Management. We are subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2012, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

The following table sets forth the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized (dollars in thousands).

					To Be Well
			For Capital		Capitalized
			Adequacy		Under Prompt
	Actual		Purposes		Corrective Action
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$47,011	23.81%	$15,758	8.00%	$19,748	10.00%
Tier 1 capital (to risk-weighted assets)	44,537	22.55	7,899	4.00	11,849	6.00
Tier 1 capital (to adjusted total assets)	44,537	14.02	12,706	4.00	15,883	5.00
Tangible capital (to tangible assets)	44,537	14.02	4,765	1.50	N/A	N/A

December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$47,771	25.30%	$15,107	8.00%	$18,884	10.00%
Tier 1 capital (to risk-weighted assets)	45,401	24.04	7,553	4.00	11,330	6.00
Tier 1 capital (to adjusted total assets)	45,401	13.59	13,360	4.00	16,700	5.00
Tangible capital (to tangible assets)	45,401	13.59	5,010	1.50	N/A	N/A

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see Note 14 of the Notes to Consolidated Financial Statements.

For the year ended December 31, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in FedFirst Financial’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, FedFirst Financial’s internal control over financial reporting.

See Item 8 for management’s report on internal control over financial reporting.

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information regarding the directors and officers of FedFirst Financial and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2013 Annual Meeting of Stockholders and to Part I, Item 1 “Business — Executive Officers of the Registrant” to this Annual Report on Form 10-K. FedFirst Financial has adopted a Code of Ethics and Business Conduct which is available on our website at www.firstfederal-savings.com.

ITEM 11.                                         EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)                 Security Ownership of Certain Beneficial Owners

The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Stock Ownership” in FedFirst Financial’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

(b)                 Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in FedFirst Financial’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

(c)                  Changes in Control

Management of FedFirst Financial knows of no arrangements, including any pledge by any person or securities of FedFirst Financial’s, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)                 Equity Compensation Plan Information

The following table provides information at December 31, 2012 for compensation plans under which equity securities may be issued.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options	outstanding options	securities reflected
Plan Category	warrants and rights	warrants and rights	in column (A))
	(A)	(B)	(C)
Equity compensation plans:
Approved by stockholders	225,119	$16.07	74,170

Not approved by stockholders	—	—	—
Total	225,119	$16.07	74,170

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information relating to principal accounting fees and expenses is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

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

10.3	Agreement dated as of November 30, 2011 by and between First Federal Savings Bank and Richard B. Boyer (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on December 2, 2012) (1)

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

10.7	Lease Agreement dated as of June 1, 2012 by and between Exchange Underwriters, Inc. and Richard B. and Wendy A. Boyer

10.8	FedFirst Financial Corporation 2011 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Proxy Statement filed on April 15, 2011) (1)

10.9	FedFirst Financial Corporation 2006 Equity Incentive Plan dated as of March 28, 2006 (incorporated herein by reference to Appendix C to the Proxy Statement filed on April 13, 2006)(1)

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

10.15	Change in Control Agreement dated as of September 30, 2011 by and between First Federal Savings Bank, FedFirst Financial Corporation and Henry B. Brown III (1)

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

101.0

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Audited Consolidated Financial Statements (2)

(1) Management contract or compensation plan or arrangement

(2)  Furnished, not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FedFirst Financial Corporation

Date: March 15, 2013	/s/ PATRICK G. O’BRIEN
By:	Patrick G. O’Brien
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ PATRICK G. O’BRIEN	President, Chief Executive	March 15, 2013
Patrick G. O’Brien	Officer and Director
(principal executive officer)

/s/ JAMIE L. PRAH	Senior Vice President and	March 15, 2013
Jamie L. Prah	Chief Financial Officer
(principal accounting and financial officer)

/s/ R. CARLYN BELCZYK	Director	March 15, 2013
R. Carlyn Belczyk

/s/ RICHARD B. BOYER	Director	March 15, 2013
Richard B. Boyer

/s/ JOHN M. KISH	Director	March 15, 2013
John M. Kish

/s/ JOHN J. LACARTE	Director	March 15, 2013
John J. LaCarte

/s/ JOHN M SWIATEK	Director	March 15, 2013
John M Swiatek

/s/ DAVID L. WOHLEBER	Director	March 15, 2013
David L. Wohleber

FINANCIAL STATEMENTS

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

FedFirst Financial Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in a report entitled Internal Control — Integrated Framework. Based on our assessment, management has concluded FedFirst Financial Corporation maintained effective internal control over financial reporting as of December 31, 2012.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

FedFirst Financial Corporation

We have audited the accompanying consolidated statements of financial condition of FedFirst Financial Corporation and subsidiaries (“Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FedFirst Financial Corporation and subsidiaries as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Pittsburgh, Pennsylvania

March 15, 2013

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31,	2012	2011
(Dollars in thousands except share data)
Assets:

Cash and cash equivalents:
Cash and due from banks	$2,044	$1,491
Interest-earning deposits	3,830	13,080
Total cash and cash equivalents	5,874	14,571

Securities available-for-sale	42,582	52,448
Loans, net	249,530	245,277
Federal Home Loan Bank (“FHLB”) stock, at cost	3,787	5,340
Accrued interest receivable - loans	829	1,008
Accrued interest receivable - securities	206	236
Premises and equipment, net	1,797	2,164
Bank-owned life insurance	8,317	8,267
Goodwill	1,080	1,080
Real estate owned	146	544
Deferred tax assets and tax credit carryforwards	2,511	3,096
Other assets	2,101	1,243
Total assets	$318,760	$335,274

Liabilities and Stockholders’ Equity:

Deposits:
Noninterest-bearing	23,987	20,536
Interest-bearing	190,070	201,004
Total deposits	214,057	221,540

Borrowings	48,678	49,289
Advance payments by borrowers for taxes and insurance	681	514
Accrued interest payable - deposits	144	228
Accrued interest payable - borrowings	158	202
Other liabilities	1,748	4,700
Total liabilities	265,466	276,473

Stockholders’ equity:
FedFirst Financial Corporation stockholders’ equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock $0.01 par value; 20,000,000 shares authorized; 2,991,461 shares issued and 2,540,341 and 2,957,302 shares outstanding	25	30
Additional paid-in-capital	34,986	41,630
Retained earnings - substantially restricted	19,821	18,650
Accumulated other comprehensive loss, net of deferred tax benefit of $250 and $107	(388)	(167)
Unearned Employee Stock Ownership Plan (“ESOP”)	(1,210)	(1,382)
Total FedFirst Financial Corporation stockholders’ equity	53,234	58,761
Noncontrolling interest in subsidiary	60	40
Total stockholders’ equity	53,294	58,801
Total liabilities and stockholders’ equity	$318,760	$335,274

See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2012	2011
(Dollars in thousands, except per share amounts)
Interest income:
Loans	$12,264	$13,049
Securities - taxable	1,505	2,473
Securities - tax exempt	149	—
Other interest-earning assets	31	10
Total interest income	13,949	15,532

Interest expense:
Deposits	2,008	2,777
Borrowings	1,624	2,143
Total interest expense	3,632	4,920
Net interest income	10,317	10,612

Provision for loan losses	310	850
Net interest income after provision for loan losses	10,007	9,762

Noninterest income:
Fees and service charges	624	602
Insurance commissions	2,460	2,119
Income from bank-owned life insurance	289	269
Net gain on sales of available-for-sale securities	—	304
Other	102	41
Total noninterest income	3,475	3,335

Noninterest expense:
Compensation and employee benefits	5,700	7,183
Occupancy	1,191	1,476
FDIC insurance premiums	210	255
Data processing	555	530
Professional services	708	752
Advertising	221	135
Other	1,359	1,463
Total noninterest expense	9,944	11,794

Income before income tax expense and noncontrolling interest in net income of consolidated subsidiary	3,538	1,303
Income tax expense	1,251	432
Net income before noncontrolling interest in net income of consolidated subsidiary	2,287	871
Noncontrolling interest in net income of consolidated subsidiary	32	12
Net income of FedFirst Financial Corporation	$2,255	$859

Earnings per share:
Basic	$0.81	$0.30
Diluted	0.80	0.30

See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)	2012	2011

Net income before noncontrolling interest in net income of consolidated subsidiary	$2,287	$871

Other comprehensive loss:
Unrealized (loss) gain on securities available-for-sale, net of income tax (benefit) expense	(221)	160
Reclassification adjustment on sales of securities available-for-sale, net of income tax benefit	—	(199)
Other comprehensive loss, net of income tax benefit	(221)	(39)
Comprehensive income	2,066	832
Less: Comprehensive income attributable to the noncontrolling interest in subsidiary	32	12
Comprehensive income attributable to FedFirst Financial Corporation	$2,034	$820

See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other		Noncontrolling	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Interest in	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Loss	ESOP	Subsidiary	Equity

Balance at January 1, 2011	$30	$42,016	$18,140	$(128)	$(1,555)	$84	$58,587
Comprehensive income:
Net income	—	—	859	—	—	12	871
Other comprehensive loss, net of tax of $(25)	—	—	—	(39)	—	—	(39)
Purchase of common stock for retirement (34,159 shares)	—	(464)	—	—	—	—	(464)
ESOP shares committed to be released (8,182 shares)	—	(57)	—	—	173	—	116
Stock-based compensation expense	—	214	—	—	—	—	214
Stock awards issued	—	(79)	—	—	—		(79)
Distribution to noncontrolling shareholder	—	—	—	—	—	(56)	(56)
Cash dividends paid ($0.12 per share)	—	—	(349)	—	—	—	(349)
Balance at December 31, 2011	$30	$41,630	$18,650	$(167)	$(1,382)	$40	$58,801

				Accumulated
		Additional		Other		Noncontrolling	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Interest in	Stockholders’
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Loss	ESOP	Subsidiary	Equity

Balance at January 1, 2012	$30	$41,630	$18,650	$(167)	$(1,382)	$40	$58,801
Comprehensive income:
Net income	—	—	2,255	—	—	32	2,287
Other comprehensive loss, net of tax of $(143)	—	—	—	(221)	—	—	(221)
Purchase of common stock for retirement (433,201 shares)	(5)	(6,746)	—	—	—	—	(6,751)
ESOP shares committed to be released (8,182 shares)	—	(54)	—	—	172	—	118
Stock-based compensation expense	—	156	—	—	—	—	156
Distribution to noncontrolling shareholder	—	—	—	—	—	(12)	(12)
Cash dividends paid ($0.40 per share)	—	—	(1,084)	—	—	—	(1,084)
Balance at December 31, 2012	$25	$34,986	$19,821	$(388)	$(1,210)	$60	$53,294

See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2012	2011
(Dollars in thousands)
Cash flows from operating activities:
Net income	$2,255	$859
Adjustments to reconcile net income to net cash provided by operating activities
Noncontrolling interest in net income of consolidated subsidiary	32	12
Provision for loan losses	310	850
Depreciation	372	557
Amortization of intangibles	112	109
Net gain on sales of available-for-sale securities	—	(304)
Impairment loss on real estate owned	58	99
Deferred income tax expense (benefit)	727	(3)
Net amortization of security premiums and loan costs	621	470
Benefit payment for supplemental executive retirement plan	(2,955)	—
Noncash expense for ESOP	102	110
Noncash expense for stock-based compensation	156	214
Increase in bank-owned life insurance	(256)	(269)
(Increase) decrease in other assets	(554)	929
(Decrease) increase in other liabilities	(125)	1,554
Net cash provided by operating activities	855	5,187

Cash flows from investing activities:
Net loan originations	(4,787)	(16,561)
Proceeds from maturities and principal repayments of securities available-for-sale	19,998	21,282
Proceeds from sales of securities available-for-sale	—	10,162
Purchases of securities available-for-sale	(10,940)	(5,366)
Purchases of premises and equipment	(195)	(440)
Decrease in FHLB stock, at cost	1,553	1,216
Proceeds from sales of real estate owned	387	286
Cash surrender value of bank owned life insurance policy surrendered	239	—
Income for cash surrender value of bank owned life insurance policy surrendered	(33)	—
Net cash provided by investing activities	6,222	10,579

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	12,000	(4,200)
Repayments of long-term borrowings	(12,611)	(23,404)
Net (decrease) increase in deposits	(7,483)	17,978
Increase in advance payments by borrowers for taxes and insurance	167	59
Purchase of common stock for stock award grants	—	(79)
Purchase of common stock for retirement	(6,751)	(464)
Cash dividends paid	(1,084)	(349)
Distribution to noncontrolling shareholder	(12)	(56)
Net cash used in financing activities	(15,774)	(10,515)

Net (decrease) increase in cash and cash equivalents	(8,697)	5,251
Cash and cash equivalents, beginning of year	14,571	9,320
Cash and cash equivalents, end of year	$5,874	$14,571

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $2,092 and $2,847, respectively)	$3,760	$5,088
Income taxes	846	73

Noncash activities:
Real estate acquired in settlement of loans	$47	$569

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

Securities

The Company classifies securities at the time of purchase as either trading, available-for-sale or held-to-maturity. Securities that the Company has the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are reported at amortized cost. Securities bought and held principally for the purpose of selling them in the near term are classified as securities for trading and reported at fair value with gains and losses included in earnings. The Company had no held-to-maturity or trading securities at December 31, 2012 or 2011. Securities not classified as held-to-maturity or trading securities are classified as securities available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (“OCI”). Interest income includes amortization of purchase premium or discount. Premiums and discounts are amortized and accreted using the level yield method. Net gain or loss on the sale of securities is based on the amortized cost of the specific security sold.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans

The Company segments the loan portfolio based on loan types with related risk characteristics. The segments consist of real estate-mortgage, real estate-construction, consumer and commercial business loans. Real estate-mortgage includes the following classes: one- to four- family residential, multi-family, and commercial. One- to four- family and multi-family are subdivided into loans originated within our geographic lending area and loans purchased out-of-state. Real estate construction includes the following classes: residential and commercial. Consumer includes the following classes: home equity and other, which is primarily composed of secured and unsecured consumer loans. Home equity is subdivided into loans with a loan-to-value ratio of 80% or less or greater than 80%. Loans are stated at the outstanding principal amount of the loans, net of premiums and discounts on loans purchased, deferred loan costs, loans in process, and the allowance for loan losses. Loans are originated with the intent to hold until maturity. Interest income on loans is accrued and credited to interest income as earned. Loans are generally placed on nonaccrual status at the earlier of when they become delinquent 90 days or more as to principal or interest or when it appears that principal or interest is uncollectible. Interest accrued prior to a loan being placed on nonaccrual status is subsequently reversed. Interest income on nonaccrual loans is recognized only in the period in which it is ultimately collected. Loans are returned to an accrual status when factors indicating doubtful collectability no longer exist.

Loan fees and direct costs of originating loans are deferred, and the net fee or cost is accreted or amortized to interest income as a yield adjustment over the contractual lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

A loan whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties is considered a troubled debt restructuring (“TDR”). TDRs typically result from our loss mitigation activities and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. A restructuring for a borrower that is experiencing financial difficulties, but results in only a delay in payment that is insignificant is not considered a concession. Once a loan is classified as a TDR, the determination of income recognition is based on the status of the loan prior to classification. If a loan is in non-accrual status, then it will remain in that classification for a minimum of six consecutive months until uncertainty with respect to collectability no longer exists. Loans that are current at the time of classification will remain on an accrual basis and are monitored. If restructured contractual terms of a loan are not met, then the loan will be placed on nonaccrual status.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that in management’s judgment should be charged-off. Loan losses are charged against the allowance when management confirms collectability of a loan balance is not likely. Subsequent recoveries, if any, are credited to the allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

An allowance is established for loans that are individually evaluated and determined to be impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. A loan may be placed on nonaccrual status due to payment delinquency or uncertain collectability, while not being classified as impaired. Factors considered by management in determining impairment include payment status, risk rating, and loan amount. Generally, management performs individual impairment assessments of substandard loan relationships of $250,000 or greater to determine the amount that may be uncollectible. The amount of impairment is determined by the difference between the present value of the expected cash flows related to the loan, using current interest rates and its recorded value, or, as a practical measure in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans less estimated selling costs. Impaired loans incur a charge-off when it is determined foreclosure is probable and the ultimate collectability is not likely.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of the Comptroller of the Currency (“OCC”), as an integral part of its examination process, periodically reviews our allowance for loan losses. The OCC may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

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

Bank-Owned Life Insurance

The Company purchased insurance on the lives of certain executive officers and directors. The policies accumulate asset values to meet future liabilities, including the payment of employee benefits. Increases in the cash surrender value and proceeds upon the death of a key employee are recorded as noninterest income. The cash surrender value of bank-owned life insurance is recorded as an asset.

Goodwill

We recorded goodwill in connection with our acquisition of Exchange Underwriters. Goodwill is not amortized but is tested for impairment annually or more frequently if impairment indicators arise. The goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. We estimate the fair values of the related operations using discounted cash flows. The forecasts of future cash flows are based on our best estimate of future revenues and operating costs, based primarily on contracts in effect, new accounts and cancellations and operating budgets. The impairment analysis requires management to make subjective judgments concerning how the acquired assets will perform in the future. Events and factors that may significantly affect the estimates include competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and industry and market trends. Changes in these forecasts could cause a reporting unit to either pass or fail the first step in the goodwill impairment model, which could significantly change the amount of impairment recorded. Our annual assessment of potential goodwill impairment was completed in the fourth quarter of 2012. Based on the results of this assessment, no impairment charge was deemed necessary for the years ended December 31, 2012 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

The provision for income taxes is the total of the current year income tax due or refundable and the change in the deferred tax assets and liabilities. Deferred tax assets and liabilities are the estimated future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The realization of deferred tax assets is assessed and a valuation allowance provided, when necessary, for that portion of the asset which is not likely to be realized. Management believes, based upon current facts, that it is more likely than not there will be sufficient taxable income in future years to realize the deferred tax assets. The Company and its subsidiaries file a consolidated federal income tax return. The Company had no uncertain tax positions at December 31, 2012 and 2011.

Investment in Affordable Housing Projects

The Company accounted for its limited partnership interests in affordable housing projects under the cost-recovery method. The Company received tax credits each year over a 10 year period. The investment was completely amortized at December 31, 2005.

At December 31, 2012 and 2011, there was approximately $954,000 and $889,000 of credits, respectively, that have not been utilized. The credits have been reflected as an asset and are available to be used to offset future taxes payable, with the credits expiring in years 2021 through 2025. Management believes based upon current facts that it is more likely than not there will be sufficient income in future years to be able to use the tax credits.

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

Repurchases of Common Stock

Repurchases of shares of FedFirst Financial’s common stock are recorded as a reduction of stockholders’ equity and the shares are retired upon purchase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Compensation

In 2006, FedFirst Financial Corporation’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”). The purpose of the Plan is to promote the Company’s success and enhance its value by linking the personal interests of its employees, officers, directors and directors emeritus to those of the Company’s stockholders, and by providing participants with an incentive for outstanding performance. All of the Company’s salaried employees, officers and directors are eligible to participate in the 2006 Plan. The 2006 Plan authorizes the granting of options to purchase shares of the Company’s stock, which may be non-statutory stock options or incentive stock options, and restricted stock which is subject to restrictions on transferability and subject to forfeiture. The 2006 Plan reserved an aggregate number of 214,787 shares of which 153,419 may be issued in connection with the exercise of stock options and 61,367 may be issued as restricted stock.

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

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. Total advertising expense was approximately $221,000 and $135,000 for the years ended December 31, 2012 and 2011, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

ASU 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The ASU is the result of joint efforts by the FASB and International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. While the ASU is largely consistent with existing fair value measurement principles in U.S. generally accepted accounting principles (“GAAP”), it expands existing disclosure requirements for fair value measurements and makes other amendments to FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurement. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some could change how the fair value measurement guidance in ASC 820 is applied. The ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s financial condition and results of operation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASU 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to disclose additional information about reclassification adjustments including changes in accumulated other comprehensive income (“AOCI”) balances by component and significant items reclassified out of AOCI. The ASU is intended to help entities improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of AOCI in their financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company has determined the adoption of this ASU will not have a material impact on the Company’s financial condition and results of operation.

2.     Securities

The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value
Municipal bonds	$8,756	$435	$10	$9,181
Mortgage-backed	12,120	695	—	12,815
REMICs	18,345	355	—	18,700
Corporate debt	3,995	—	2,113	1,882
Equities	4	—	—	4
Total securities available-for-sale	$43,220	$1,485	$2,123	$42,582

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
Government-sponsored enterprises	$2,000	$3	$—	$2,003
Municipal bonds	6,738	391	4	7,125
Mortgage-backed	16,572	972	—	17,544
REMICs	23,413	916	11	24,318
Corporate debt	3,995	—	2,541	1,454
Equities	4	—	—	4
Total securities available-for-sale	$52,722	$2,282	$2,556	$52,448

The amortized cost and fair value of securities at December 31, 2012 by contractual maturity were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties (dollars in thousands).

	Amortized	Fair
	Cost	Value
Due in less than one year	$700	$707
Due from one to five years	2,065	2,392
Due from five to ten years	8,352	8,606
Due after ten years	32,099	30,873
No scheduled maturity	4	4
Total	$43,220	$42,582

Securities with an amortized cost and fair value of $12.8 million and $13.3 million, respectively, at December 31, 2012 and $9.4 million and $9.9 million, respectively, at December 31, 2011 were pledged to secure public deposits and repurchase agreements.

There were no sales of securities available-for-sale for the year ended December 31, 2012.  Proceeds from the sales of securities available-for-sale for the year ended December 31, 2011 were $10.2 million with gross realized gains of $305,000 and gross realized losses of $1,000 for a net gain of $304,000.

The following table presents gross unrealized losses and fair value of securities aggregated by category and length of time that individual securities have been in a continuous loss position at the dates indicated (dollars in thousands).

	Less than 12 months			12 months or more			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2012	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Municipal Bonds	1	$1,151	$10	—	$—	$—	1	$1,151	$10
Corporate debt	—	—	—	3	1,882	2,113	3	1,882	2,113
Total securities temporarily impaired	1	$1,151	$10	3	$1,882	$2,113	4	$3,033	$2,123

	Less than 12 months			12 months or more			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2011	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Municipal Bonds	1	$572	$4	—	$—	$—	1	$572	$4
REMICs - Government-sponsored enterprises	1	1,531	11	—	—	—	1	1,531	11
Corporate debt	—	—	—	3	1,454	2,541	3	1,454	2,541
Total securities temporarily impaired	2	$2,103	$15	3	$1,454	$2,541	5	$3,557	$2,556

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

Municipal bonds—At December 31, 2012, the Company had one municipal bond with an unrealized loss of $10,000 in an unrealized loss position of less than 12 months. An evaluation was performed whereby we noted the credit rating remains at investment grade. The Company believes the unrealized loss of this bond is due to changes in market conditions as the economic base of the municipality exhibits strong income indicators and the municipality has sound financial policies and practices. The Company does not intend to sell the bond and it is more likely than not be required to sell the bond before its recovery. The Company expects to recover the entire amortized cost basis and concluded that there was no OTTI on this bond at December 31, 2012.

Corporate debt—At December 31, 2012, the Company had three securities that were in an unrealized loss position for 12 months or greater at an amount of $2.1 million. These securities consist of two pools of trust preferred corporate debt obligations (“CDOs”) collateralized by the trust preferred securities of insurance companies in the United States. These securities were downgraded from their original rating issuance to below investment grade after purchase. The lack of liquidity in the market for this type of security, credit rating downgrades and market uncertainties are factors contributing to the unrealized losses on these securities.

The following table provides additional information related to the Company’s CDOs at December 31, 2012 (dollars in thousands):

Pool	Class	Tranche	Amortized Cost	Fair Value	Unrealized Loss	S&P Rating	Current Number of Insurance Companies	Total Collateral	Current Deferrals and Defaults	Performing Collateral	Additional Immediate Deferrals/ Defaults Before Causing an Interest Shortfall (a)	Additional Immediate Deferrals/ Defaults Before Causing a Break in Yield (b)
I-PreTSL I	Mezzanine	B-3	$1,500	$581	$919	CCC-	16	$188,500	$15,000	$173,500	$116,796	$64,000
I-PreTSL II	Mezzanine	B-3	2,495	1,301	1,194	BB+	25	340,500	24,500	316,000	157,067	121,000
			$3,995	$1,882	$2,113

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These securities are evaluated for OTTI by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit-related OTTI exists. Additionally, reports are reviewed that provide information for the amount of deferral/defaults that would have to occur to prevent the tranche from collecting contractual cash flows (principal and interest). None of these securities are projecting a cash flow disruption, nor have any of these securities experienced a cash flow disruption. The Company also reviewed each of the issues’ collateral participants, including their financial condition, ratings provided by A. M. Best (for insurance companies), and adverse conditions specifically related to industry or geographic area. This information did not suggest additional deferrals or defaults in the future that would result in the securities not receiving all of their contractual cash flows. Based on the analysis performed and the fact that the Company does not expect to sell these securities, and because it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company concluded that there was no OTTI on these securities at December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.              Loans

The following table sets forth the composition of the Company’s loan portfolio at the dates indicated (dollars in thousands).

December 31,	2012	2011
Real estate - mortgage:
One-to-four family residential
Originated	$110,754	$117,622
Purchased	10,188	16,304
Total one-to-four family residential	120,942	133,926

Multi-family
Originated	11,101	13,122
Purchased	4,226	5,121
Total multi-family	15,327	18,243

Commercial	45,504	35,307
Total real estate - mortgage	181,773	187,476

Real estate - construction:
Residential	1,931	3,874
Commercial	5,231	8,308
Total real estate - construction	7,162	12,182

Consumer:
Home equity:
Loan-to-value ratio of 80% or less	41,537	30,679
Loan-to-value ratio of greater than 80%	7,841	7,758
Total home equity	49,378	38,437

Other	1,923	1,892
Total consumer	51,301	40,329

Commercial business	15,055	15,445
Total loans	$255,291	$255,432

Net premium on loans purchased	106	127
Net deferred loan costs	450	606
Loans in process	(3,431)	(7,790)
Allowance for loan losses	(2,886)	(3,098)
Loans, net	$249,530	$245,277

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans to Executive Officers and Directors. The Bank has made loans to executive officers and directors in the ordinary course of business under the same terms and conditions, including interest rates and collateral, as those prevailing for comparable transaction with other customers and did not, in the opinion of management, involve more than normal credit risk. The following table sets forth the changes to loans to executive officers and directors at the dates indicated (dollars in thousands).

December 31,	2012	2011
Balance, beginning of year	$2,758	$1,213
Additions	1,821	2,075
Repayments	(626)	(154)
Loans in process	(34)	(376)
Balance, end of year	$3,919	$2,758

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated (dollars in thousands).

	2012			2011
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or Greater	Days	Days	or Greater
	Past	Past	Past	Past	Past	Past
December 31,	Due	Due	Due	Due	Due	Due
Real estate - mortgage
One-to four-family residential
Originated	$1,052	$138	$281	$681	$584	$—
Purchased	—	—	595	—	172	1,416
Total one-to four-family residential	1,052	138	876	681	756	1,416

Commercial	456	—	74	25	504	568
Total real estate - mortgage	1,508	138	950	706	1,260	1,984

Consumer
Home equity:
Loan-to-value ratio of 80% or less	510	—	—	68	—	—
Loan-to-value ratio of greater than 80%	406	36	—	48	—	33
Total home equity	916	36	—	116	—	33

Other	5	—	—	1	4	—
Total consumer	921	36	—	117	4	33

Commercial business	8	—	—	28	—	—
Total delinquencies	$2,437	$174	$950	$851	$1,264	$2,017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonperforming Assets. The following table provides information with respect to our nonperforming assets at the dates indicated (dollars in thousands).

	Number of		Number of
December 31,	Contracts	2012	Contracts	2011
Nonaccrual loans:
Real estate - mortgage
One-to-four family residential
Originated	2	$1,269	1	$128
Purchased	5	763	8	1,416
Total one-to-four family residential	7	2,032	9	1,544

Commercial	2	172	3	568
Total real estate - mortgage	9	2,204	12	2,112

Consumer
Home equity (loan-to-value ratio of greater than 80%)	—	—	1	33
Total consumer	—	—	1	33

Total nonaccrual loans	9	2,204	13	2,145

Accruing loans past due 90 days or more	—	—	—	—
Total nonaccrual loans and accruing loans past due 90 days or more	9	2,204	13	2,145
Real estate owned	2	146	8	544
Total nonperforming assets	11	$2,350	21	$2,689

Troubled debt restructurings:
In nonaccrual status	3	$1,254	2	$465
Performing under modifed terms	7	1,501	6	1,565
Total troubled debt restructurings	10	$2,755	8	$2,030

Total nonperforming loans to total loans		0.86%		0.84
Total nonperforming assets to total assets		0.74		0.80
Total nonperforming assets and troubled debt restructurings
performing under modified terms to total assets (1)		1.21		1.27

(1) Troubled debt restructurings in nonaccrual status are included in nonperforming assets.

At December 31, 2011, nonaccrual purchased residential loans included one relationship comprised of six loans totaling $1.3 million. In 2012, two of the loans in that relationship were paid off and the remaining four loans totaling $993,000 were restructured into one loan by the Bank as a TDR. The restructuring transferred the relationship from the purchased segment to the originated segment at December 31, 2012 and represents the majority of the change in these categories in comparison to December 31, 2011.

Troubled Debt Restructurings.  Loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties are considered TDRs. TDRs typically are the result of our loss mitigation activities whereby concessions are granted to minimize loss and avoid foreclosure or repossession of collateral. The concessions granted for the TDRs in our portfolio primarily consist of, but are not limited to, capitalization of principal and interest due, reverting from payment of principal and interest to interest-only, or extending a maturity date through a signed forbearance agreement. Certain TDRs were placed in nonaccrual status at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period which is generally six months. Loans that were current at the time of classification remained on an accrual basis and are monitored to ensure restructured contractual terms are met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables provide information related to TDRs at the dates indicated (dollars in thousands). The pre-modification outstanding recorded investment represents the balance outstanding when the loan was determined to be a TDR. The post-modification outstanding recorded investment represents the outstanding balance at period end.

	In Nonaccrual				Performing Under
	Status				Modified Terms
		Pre-	Post-			Pre-	Post-
		Modification	Modification			Modification	Modification
	Number	Outstanding	Outstanding		Number	Outstanding	Outstanding
	of	Recorded	Recorded	Specific	of	Recorded	Recorded	Specific
December 31, 2012	Contracts	Investment	Investment	Allowance	Contracts	Investment	Investment	Allowance
Real estate - mortgage loans
One-to four- family residential
Originated	1	$993	$988	$—	—	$—	$—	$—
Purchased	1	168	168	—	—	—	—	—
Total one-to four- family residential	2	1,161	1,156	—	—	—	—	—

Commercial	1	516	98	—	5	1,441	1,357	—
Total real estate - mortgage	3	1,677	1,254	—	5	1,441	1,357	—

Consumer loans
Home equity (loan-to-value ratio of 80% or less)	—	—	—	—	1	140	136	—
Other	—	—	—	—	1	11	8	—
Total consumer	—	—	—	—	2	151	144	—

Total troubled debt restructurings	3	$1,677	$1,254	$—	7	$1,592	$1,501	$—

	In Nonaccrual				Performing Under
	Status				Modified Terms
		Pre-	Post-			Pre-	Post-
		Modification	Modification			Modification	Modification
	Number	Outstanding	Outstanding		Number	Outstanding	Outstanding
	of	Recorded	Recorded	Specific	of	Recorded	Recorded	Specific
December 31, 2011	Contracts	Investment	Investment	Allowance	Contracts	Investment	Investment	Allowance
Real estate - mortgage loans
Commercial	2	$516	$465	$—	4	$1,431	$1,414	$170
Total real estate - mortgage	2	516	465	—	4	1,431	1,414	170

Consumer loans
Home equity (loan-to-value ratio of 80% or less)	—	—	—	—	1	140	140	—
Other	—	—	—	—	1	11	11	—
Total consumer	—	—	—	—	2	151	151	—

Total troubled debt restructurings	2	$516	$465	$—	6	$1,582	$1,565	$170

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans.  The following tables summarize information in regards to impaired loans by loan portfolio class at the dates indicated (dollars in thousands).

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2012	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with no related allowance recorded
One- to four- family originated residential	$1,528	$1,528	$—	$1,625	$16
One- to four- family purchased residential	309	509	—	411	2
Commercial real estate	2,571	2,683	—	2,799	168
Home equity (loan-to-value ratio of 80% or less)	136	136	—	138	9
Other consumer	8	8	—	10	—
Total impaired loans	$4,552	$4,864	$—	$4,983	$195

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2011	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with no related allowance recorded
One-to-four family purchased residential	$1,287	$1,287	$—	$1,290	$11
Commercial real estate	1,447	1,510	—	1,484	60
Home equity (loan-to-value ratio of 80% or less)	140	140	—	143	9
Other consumer	11	11	—	12	1

Impaired loans with an allowance recorded
Commercial real estate	654	654	170	663	32

One-to-four family purchased residential	$1,287	$1,287	$—	$1,290	$11
Commercial real estate	2,101	2,164	170	2,147	92
Home equity (loan-to-value ratio of 80% or less)	140	140	—	143	9
Other consumer	11	11	—	12	1
Total impaired loans	$3,539	$3,602	$170	$3,592	$113

The following impaired loan activity occurred during 2012:

•                  At December 31, 2011, impaired loans included one purchased residential relationship comprised of six loans with a recorded investment of $1.3 million. In the current period, two of the loans in that relationship were paid off and the remaining four loans totaling $993,000 were restructured into one loan by the Bank as a TDR. The restructuring transferred the relationship from the purchased portfolio to the originated portfolio at December 31, 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance on Impaired Loans. We establish an allowance for loans that are individually evaluated and determined to be impaired. The amount of impairment is determined by the difference between the present value of the expected cash flows related to the loan, using current interest rates and its recorded value, or, as a practical measure in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans less estimated selling costs. At December 31, 2012, there were seven loan relationships that were individually evaluated for impairment, of which four were considered TDRs. At December 31, 2011, there were five loan relationships that were individually evaluated for impairment, of which three were considered TDRs. TDR and impaired loan information and any related specific allowances were previously summarized in the “Troubled Debt Restructurings” and “Impaired Loans” sections.

Allowance on the Remainder of the Loan Portfolio. We establish an allowance for loans that are not determined to be impaired. Management determines historical loss experience for each group of loans with similar risk characteristics within the portfolio based on loss experience for loans in each group. Loan categories will represent groups of loans with similar risk characteristics and may include types of loans categorized by product, large credit exposures, concentrations, loan grade, or any other characteristic that causes a loan’s risk profile to be similar to another. We utilize previous years’ net charge-off experience by loan category as a basis in determining loss projections. In addition, there are two categories of loans considered to be higher risk concentrations that are evaluated separately when calculating the allowance for loan losses:

•                  Loans purchased in the secondary market.  Prior to 2006, pools of multi-family and one- to four- family residential mortgage loans located in areas outside of our primary geographic lending area in southwestern Pennsylvania were acquired in the secondary market. Although these loans were underwritten to our lending standards, they are considered higher risk given our unfamiliarity with the geographic areas where the properties are located and ability to timely identify problem loans through servicer correspondence.

•                  Home equity loans with a loan-to-value ratio greater than 80%. These loans are considered higher risk given the pressure on property values and reduced credit alternatives available to leveraged borrowers.

We also consider qualitative or environmental factors that are likely to cause estimated credit losses associated with the bank’s existing portfolio to differ from historical loss experience. Our historical loss experience and qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in our loan portfolio and economy. At December 31, 2012, we utilized six years of loss history and, generally, periods where we did not experience any losses are excluded from determining the historical average loss for each loan class. In 2011, the qualitative factor related to changes in adversely graded loans was adjusted to include a factor for special mention loans. The factors related to changes in the volume and severity of past due loans, nonaccrual loans and adversely graded or classified loans and changes in the value of underlying collateral for collateral dependent loans were also adjusted specifically for the purchased residential loans due to severity of the number of past due loans in this portfolio segment and the continued deterioration of property values, primarily on Michigan and Ohio properties. In addition, certain historical loss factors are annually adjusted when another complete year of loss history is available in order to incorporate recent loss experience in the allowance calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions in the allowance for loan losses during 2012 are summarized as follows (dollars in thousands):

	Real estate - mortgage					Real estate-construction		Consumer
	One-to-	One-to-						Home	Home
	four	four						equity (loan-	equity (loan-
	family	family	Multi-	Multi-				to-value	to-value ratio		Com-
	residential	residential	family	family	Com-	Resi-	Com-	ratio of 80%	of greater	Other	mercial	Unal-
	(originated)	(purchased)	(originated)	(purchased)	mercial	dential	mercial	or less)	than 80%)	Consumer	business	located	Total

Loan Balance	$110,754	$10,188	$11,101	$4,226	$45,504	$1,931	$5,231	$41,537	$7,841	$1,923	$15,055		$255,291

Allowance for loan losses:
December 31, 2011	$534	$465	$39	$124	$858	$6	$12	$379	$267	$24	$242	$148	$3,098
Charge-offs	(136)	(309)	—	—	(33)	—	—	—	(49)	(1)	(15)	—	(543)
Recoveries	7	—	—	—	1	—	—	10	3	—	—	—	21
Provision	61	216	(6)	(22)	(24)	(3)	(4)	45	25	(4)	18	8	310
December 31, 2012	$466	$372	$33	$102	$802	$3	$8	$434	$246	$19	$245	$156	$2,886

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated on historical loss experience	138	166	—	64	90	—	—	61	97	14	8	—	638
Collectively evaluated on qualitative factors	328	206	33	38	712	3	8	373	149	5	237	—	2,092
Unallocated	—	—	—	—	—	—	—	—	—	—	—	156	156

Total allowance for loan losses	$466	$372	$33	$102	$802	$3	$8	$434	$246	$19	$245	$156	$2,886

Percent of Allowance	16.1%	12.9%	1.2%	3.5%	27.8%	0.1%	0.3%	15.0%	8.5%	0.7%	8.5%	5.4%	100.0%

Percent of Loans (1)	43.4%	4.0%	4.3%	1.7%	17.8%	0.8%	2.0%	16.3%	3.0%	0.8%	5.9%		100.0%

(1) Represents percentage of loans in each category to total loans

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions in the allowance for loan losses during 2011 are summarized as follows (dollars in thousands):

	Real estate - mortgage					Real estate-construction		Consumer
	One-to-	One-to-						Home	Home
	four	four						equity (loan-	equity (loan-
	family	family	Multi-	Multi-				to-value	to-value ratio		Com-
	residential	residential	family	family	Com-	Resi-	Com-	ratio of 80%	of greater	Other	mercial	Unal-
	(originated)	(purchased)	(originated)	(purchased)	mercial	dential	mercial	or less)	than 80%)	Consumer	business	located	Total

Loan Balance	$117,622	$16,304	$13,122	$5,121	$35,307	$3,874	$8,308	$30,679	$7,758	$1,892	$15,445		$255,432

Allowance for loan losses: December 31, 2010	$558	$433	$12	$127	$804	$10	$1	$294	$292	$26	$171	$96	$2,824
Charge-offs	—	(489)	—	—	—	—	—	(14)	(64)	(11)	—	—	(578)
Recoveries	—	1	—	—	—	—	—	—	—	1	—	—	2
Provision	(24)	520	27	(3)	54	(4)	11	99	39	8	71	52	850
December 31, 2011	$534	$465	$39	$124	$858	$6	$12	$379	$267	$24	$242	$148	$3,098

Individually evaluated for impairment	$—	$—	$—	$—	$170	$—	$—	$—	$—	$—	$—	$—	$170
Collectively evaluated on historical loss experience	155	235	—	78	59	—	—	104	116	18	3	—	768
Collectively evaluated on qualitative factors	379	230	39	46	629	6	12	275	151	6	239	—	2,012
Unallocated	—	—	—	—	—	—	—	—	—	—	—	148	148

Total allowance for loan losses	$534	$465	$39	$124	$858	$6	$12	$379	$267	$24	$242	$148	$3,098

Percent of Allowance	17.2%	15.0%	1.3%	4.0%	27.7%	0.2%	0.4%	12.2%	8.6%	0.8%	7.8%	4.8%	100.0%

Percent of Loans (1)	46.0%	6.4%	5.1%	2.0%	13.8%	1.5%	3.3%	12.0%	3.1%	0.7%	6.1%		100.0%

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

	Real estate - mortgage					Real estate-construction		Consumer
	One-to-	One-to-						Home	Home
	four	four						equity (loan-	equity (loan-
	family	family	Multi-	Multi-				to-value	to-value ratio
	residential	residential	family	family				ratio of	of greater	Other	Commercial	Loans
December 31, 2012	(originated)	(purchased)	(originated)	(purchased)	Commercial	Residential	Commercial	80% or less)	than 80%)	Consumer	business	Total
Grade:
Pass	$109,226	$9,425	$11,101	$4,226	$42,243	$1,931	$5,231	$41,401	$7,841	$1,915	$14,990	$249,530
Special Mention	—	—	—	—	443	—	—	—	—	—	65	508
Substandard	1,528	763	—	—	2,818	—	—	136	—	8	—	5,253
Doubtful	—	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—	—
Total	$110,754	$10,188	$11,101	$4,226	$45,504	$1,931	$5,231	$41,537	$7,841	$1,923	$15,055	$255,291

	Real estate - mortgage					Real estate-construction		Consumer
	One-to-	One-to-						Home	Home
	four	four						equity (loan-	equity (loan-
	family	family	Multi-	Multi-				to-value	to-value ratio
	residential	residential	family	family				ratio of	of greater	Other	Commercial	Loans
December 31, 2011	(originated)	(purchased)	(originated)	(purchased)	Commercial	Residential	Commercial	80% or less)	than 80%)	Consumer	business	Total
Grade:
Pass	$117,232	$14,888	$13,122	$5,121	$31,026	$3,874	$8,308	$30,539	$7,725	$1,881	$15,445	$249,161
Special Mention	262	—	—	—	2,076	—	—	—	—	—	—	2,338
Substandard	128	1,416	—	—	2,205	—	—	140	33	11	—	3,933
Doubtful	—	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—	—
Total	$117,622	$16,304	$13,122	$5,121	$35,307	$3,874	$8,308	$30,679	$7,758	$1,892	$15,445	$255,432

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.              Premises and Equipment

Premises and equipment are summarized by major classifications as follows (dollars in thousands).

December 31,	2012	2011
Land and land improvements	$522	$541
Buildings and leasehold improvements	4,287	4,664
Furniture, fixtures and equipment	4,109	4,124
Total, at cost	8,918	9,329
Less: accumulated depreciation	7,121	7,165
Premises and equipment, net	$1,797	$2,164

Depreciation expense was approximately $372,000 and $557,000 for the years ended December 31, 2012 and 2011, respectively.

5.              Deposits

Deposits are summarized as follows (dollars in thousands).

December 31,	2012	2011
Noninterest-bearing demand deposits	$23,987	$20,536
Interest-bearing demand deposits	17,878	14,555
Savings accounts	24,271	22,827
Money market accounts	55,047	59,709
Certificates of deposit	92,874	103,913
Total deposits	$214,057	$221,540

Interest expense by deposit category was as follows (dollars in thousands).

Years ended December 31,	2012	2011
Interest-bearing demand deposits	$20	$33
Savings accounts	39	99
Money market accounts	227	472
Certificates of deposit	1,722	2,173
Total interest expense	$2,008	$2,777

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 totaled $31.5 million and $35.4 million at December 31, 2012 and 2011, respectively. Generally deposits in excess of $250,000 are not federally insured.

Scheduled maturities of certificates of deposit were as follows (dollars in thousands):

December 31,	2012		2011
2013	$41,248	2012	$60,308
2014	16,716	2013	13,543
2015	7,922	2014	7,468
2016	7,140	2015	6,702
2017	3,551	2016	2,831
Thereafter	16,297	Thereafter	13,061
Total	$92,874	Total	$103,913

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.              Borrowings

We utilize borrowings as a supplemental source of funds for loans and securities. The primary sources of borrowings are FHLB advances and, to a limited extent, repurchase agreements. At December 31, 2012 and 2011, we had $49.1 million and $49.9 million of borrowings, respectively, of which $46.1 million and $46.9 million, respectively, were FHLB advances and $3.0 million were repurchase agreements. At December 31, 2012 and 2011, our FHLB advances consisted of fixed rate advances.

In July 2010, the Company modified a $12.0 million convertible select advance into a new five year fixed rate FHLB advance. The debt modification resulted in an $864,000 prepayment penalty which is deferred and amortized in future periods on a straight-line basis over the life of the new borrowing. The Company concluded that the revised terms constituted a debt modification rather than a debt extinguishment because the change in the present value of cash flows of the new borrowing changed by less than 10% compared to the present value of the remaining cash flows of the old borrowing.

The following table sets forth borrowings based on their stated maturities and weighted average rates at December 31, 2012 and 2011 (dollars in thousands).

	Weighted
	Average Rate		Balance
December 31,	2012	2011	2012	2011
Due in one year or less	1.52%	4.15%	$19,120	$8,406
Due in one to two years	3.41	3.68	18,000	11,497
Due in two to three years	3.82	3.41	12,000	18,000
Due in three to four years	—	3.82	—	12,000
Advances	2.77%	3.69%	$49,120	$49,903
Less: deferred premium on modification			(442)	(614)
Total advances			$48,678	$49,289

Advances from the FHLB are secured by the Bank’s stock in the FHLB and a blanket lien on the Bank’s qualifying loans. Securities with an amortized cost of $4.4 million and fair value of $4.5 million at December 31, 2012 compared to $3.5 million and $3.7 million at December 31, 2011, respectively, were pledged to adequately secure the repurchase agreements.

The maximum remaining borrowing capacity at the FHLB at December 31, 2012 and 2011 was approximately $114.5 million and $124.3 million, respectively. The advances are subject to restrictions or penalties in the event of prepayment. The Bank also has the ability to borrow from the Federal Reserve based upon eligible collateral and has two unsecured discretionary lines of credit totaling $13.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.              Earnings Per Share

The following table sets forth basic and diluted earnings per common share at December 31, 2012 and 2011.

Years Ended December 31,	2012	2011
(Dollars in thousands, except per share amounts)

Net income	$2,255	$859
Weighted-average shares outstanding:
Basic	2,799,765	2,908,639
Effect of dilutive stock options and awards	3,336	2,873
Diluted	2,803,101	2,911,512

Earnings per share:
Basic	$0.81	$0.30
Diluted	0.80	0.30

The dilutive effect on average shares outstanding is the result of stock options outstanding. As of December 31, 2012 and 2011, options to purchase 218,017 and 133,017 shares of common stock, respectively, at a weighted average exercise price of $16.39 and $17.41 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

8.              Operating Leases

The Company leases certain properties under operating leases expiring in various years through 2017. Lease expense was $177,000 and $204,000 for the years ended December 31, 2012 and 2011, respectively.

Minimum future rental payments under noncancelable operating leases are as follows (dollars in thousands).

December 31,	2012
2013	$178
2014	127
2015	110
2016	108
2017	45
Total	$568

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.              Other Comprehensive Income (Loss)

The following table sets forth the tax effects allocated to each component of the Company’s other comprehensive income (loss) at the dates indicated (dollars in thousands).

	Before	Income	Net of
	Income Tax	Tax	Income Tax
December 31, 2012	(Benefit)	(Benefit)	(Benefit)
Other comprehensive loss:
Unrealized loss on securities available-for-sale,	$(364)	$(143)	$(221)

	Before Income	Income Tax	Net of Income
	Tax Expense	Expense	Tax Expense
December 31, 2011	(Benefit)	(Benefit)	(Benefit)
Other comprehensive income (loss):
Unrealized gain on securities available-for-sale,	$263	$103	$160
Reclassification adjustment on sales of securities available-for-sale	(327)	(128)	(199)
Other comprehensive loss	(64)	(25)	(39)

10.       Income Taxes

The difference between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 34% to income before income tax expenses were reconciled as follows (dollars in thousands).

Years ended December 31,	2012	2011
Computed income tax expense	$1,192	$439
Increase (decrease) resulting from:
State taxes (net of federal benefit)	279	20
Nontaxable BOLI income	(98)	(91)
Stock-based compensation (ISOs)	22	51
Tax exempt interest income	(172)	(22)
Other, net	28	35
Actual income tax expense	$1,251	$432
Effective tax rate	35.4%	33.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as follows (dollars in thousands).

December 31,	2012	2011
Deferred tax assets:
Allowance for loan losses	$981	$1,053
Investments in affordable housing projects	74	—
Postretirement benefits	80	1,094
Net operating loss carryforwards - federal	186	—
Tax credit carryforwards	1,014	925
Depreciation and amortization	251	93
Stock-based compensation (NSOs)	140	118
Net unrealized loss on securities available-for-sale	250	108
Other deferred tax assets	3	—
Total deferred tax assets	2,979	3,391

Deferred tax liabilities:
Deferred loan costs	(153)	(206)
Depreciation and amortization	(282)	—
Investments in affordable housing projects	—	(63)
Other deferred tax liabilities	(33)	(26)
Total deferred tax liabilities	(468)	(295)
Net deferred tax assets	$2,511	$3,096

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

Income tax expense is summarized as follows (dollars in thousands).

Years ended December 31,	2012	2011
Current	$524	$435
Deferred	727	(3)
Total income tax expense	$1,251	$432

11.       Regulatory Matters

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Generally, a savings association is considered to be “undercapitalized” if it has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4%. At December 31, 2012 and 2011, the Bank met all capital adequacy requirements to which it is subject and notifications from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change the Bank’s categorization. The following table sets forth the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized (dollars in thousands).

					To Be Well
			For Capital		Capitalized
			Adequacy		Under Prompt
	Actual		Purposes		Corrective Action
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$47,011	23.81%	$15,758	8.00%	$19,748	10.00%
Tier 1 capital (to risk-weighted assets)	44,537	22.55	7,899	4.00	11,849	6.00
Tier 1 capital (to adjusted total assets)	44,537	14.02	12,706	4.00	15,883	5.00
Tangible capital (to tangible assets)	44,537	14.02	4,765	1.50	N/A	N/A

December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$47,771	25.30%	$15,107	8.00%	$18,884	10.00%
Tier 1 capital (to risk-weighted assets)	45,401	24.04	7,553	4.00	11,330	6.00
Tier 1 capital (to adjusted total assets)	45,401	13.59	13,360	4.00	16,700	5.00
Tangible capital (to tangible assets)	45,401	13.59	5,010	1.50	N/A	N/A

The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at the dates indicated (dollars in thousands).

December 31,	2012	2011
GAAP equity	$45,330	$46,464
Goodwill and certain other intangible assets	(1,181)	(1,230)
Accumulated other comprehensive loss	388	167
Tier 1 capital	44,537	45,401
General regulatory allowance for loan losses*	2,474	2,370
Total capital	$47,011	$47,771

* Limited to 1.25% of risk-weighted assets

Federal banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the earnings of the Bank for the year-to-date plus retained earnings for the prior two fiscal years, net of any prior capital distributions. In addition, dividends paid by the Bank to the Company would be prohibited if the distribution would cause the Bank’s capital to be reduced below the applicable minimum capital requirements. In the fourth quarter of 2012, the Bank paid a $3.5 million dividend to the Company, which represented the year-to-date earnings through September 2012 and the retained earnings from the prior two fiscal years.

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

After two years from the date of conversion and upon the written request of the OCC, the Company may eliminate or transfer the liquidation account and the interests in such account to the Bank and the liquidation account would become the liquidation account of the Bank and not subject in any manner or amount to the Company’s creditors. Also, under the rules and regulations of the OCC, no post-conversion merger, consolidation, or similar combination or transaction with another depository institution in which the Company or the Bank is not the surviving institution would be considered liquidation and, in such a transaction, the liquidation account would be assumed by the surviving institution.

12.       Benefit Plans

401(k) Plan

The Company maintains a 401(k) plan for all full-time employees and may make a discretionary contribution to the plan based on a computation in relation to net income and compensation expense. The Company also matches the first 5% of employee deferrals on a graduated scale of 100% of the first 3% and 50% for the next 2% for a maximum match of 4%. Plan expense was approximately $145,000 for the years ended December 31, 2012 and 2011. A full-time employee is eligible to participate in the plan after three months of employment, the attainment of age 21, and completion of 250 hours of service each Plan year.

Supplemental Executive Retirement Plan

The Company maintains a nonqualified defined benefit supplemental executive retirement plan (“SERP”) for certain directors. The present value of estimated supplemental retirement benefits is charged to operations. A set retirement benefit is provided to the directors.

The agreements for the nonqualified defined contribution SERP between the Bank and certain current and former key executive officers were terminated in November 2011. Substantially all of the liabilities associated with the executive SERP agreements were previously recorded as an expense by the Company in prior years.  The Company recorded a one-time, pre-tax expense of $970,000 in the fourth quarter of 2011 in connection with the termination of the outstanding executive SERP agreements. Benefit payments occurred in the fourth quarter of 2012.

The expense for the SERP plans for the years ended December 31, 2012 and 2011 was approximately $4,000 and $1.4 million, respectively. The decrease in expense is related to the termination of the executive SERP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Ownership Plan

In 2005, the Bank established an ESOP that purchased 122,735 shares of Company common stock from proceeds provided by the Company in the form of a loan. The effective date of the ESOP is January 1, 2005 and it is considered a leveraged plan. A full-time employee is eligible to participate in the plan after three months of employment, the attainment of age 21, and completion of 250 hours of service in a plan year. Each plan year, the Bank may, at its discretion, make additional contributions to the plan; however, at a minimum, the Bank has agreed to provide a contribution in the amount necessary to service the debt incurred to release the stock.

Shares are scheduled for release as the loan is repaid based on the interest method. The present amortization schedule calls for 8,182 shares to be released each December 31. The Company utilized current year dividends on allocated and unallocated shares in the payment of the current year loan payment in accordance with the plan document. The use of allocated dividends reduces compensation expense and participants will receive an equivalent allocation of shares in relation to their respective dividends to compensate for use of dividends in the loan payment.

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

ESOP compensation expense was $102,000 for the year ended December 31, 2012 compared to $110,000 for the year ended December 31, 2011. There were 8,182 shares earned and committed to be released and 44,963 allocated shares at December 31, 2012. At December 31, 2011, there were 8,182 shares earned and committed to be released and 39,911 allocated shares. The 57,277 and 65,459 remaining unearned/unallocated shares at December 31, 2012 and 2011, respectively, had an approximate fair market value of $931,000 and $897,000, respectively.

13.       Stock-Based Compensation

In 2012 and 2011, the Company granted restricted shares of common stock and options to purchase shares of common stock to certain directors, executive officers and key employees of the Company.  The restricted shares and options vest over five years at the rate of 20% per year and the stock options have a 10 year contractual life from the date of grant. The closing price of the Company’s common stock on the grant date is the exercise price of the options. Details of the grants are summarized as follows at the dates indicated (dollars in thousands).

	September 25,	April 2,	September 27,	May 26,
	2012	2012	2011	2011
Number of restricted shares granted	—	16,240	—	5,000
Number of stock options granted	68,000	17,000	40,500	12,500
Grant date common stock price	$15.00	$13.92	$13.10	$15.38
Restricted shares market value before tax	—	226,000	—	77,000
Stock options market value before tax	204,000	53,000	132,000	39,000

Stock option pricing assumptions
Expected life in years	7	7	7	7
Expected dividend yield	0.87%	0.86%	0.69%	0.85%
Risk-free interest rate	0.71%	1.02%	1.02%	2.44%
Expected volatility	20.8%	22.6%	24.4%	16.0%
Weighted average grant date fair value	3.00	3.14	3.27	3.14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes expense associated with the awards over the five-year vesting period. Compensation expense was $156,000 for the year ended December 31, 2012 compared to $214,000 for the year ended December 31, 2011. As of December 31, 2012, there was $644,000 of total unrecognized compensation cost related to nonvested stock-based compensation compared to $316,000 at December 31, 2011. The compensation expense cost at December 31, 2012 is expected to be recognized ratably over the weighted average remaining service period of 4.1 years. The Company realized a tax benefit for stock options (NSOs) of $22,000 for the year ended December 31, 2012 compared to $17,000 for the year ended December 31, 2011.

As of December 31, 2012, there were no shares available to be issued in connection with the exercise of stock options and no shares that may be issued as restricted stock for the 2006 Plan. The 13,300 stock option shares and 6,769 restricted stock shares available to be issued from the 2006 Plan as of December 31, 2011 were granted in 2012. As of December 31, 2012, there were 74,170 shares available to be issued in connection with the exercise of stock options and 48,877 shares that may be issued as restricted stock for the 2011 Plan.

	Stock Options
		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Remaining
Stock-Based Compensation	Shares	Price	Term
Outstanding at December 31, 2010	98,936	$19.13	6.06
Granted	53,000	13.64
Exercised or converted	—	—
Forfeited	—	—
Expired	(11,817)	21.35
Outstanding at December 31, 2011	140,119	$16.86	6.86
Granted	85,000	14.78
Exercised or converted	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2012	225,119	$16.07	7.29

Exercisable at December 31, 2012	92,044	$18.75	4.54

	Stock Options		Restricted Stock Awards
	Number of	Fair-Value	Number of	Fair-Value
	Shares	Price	Shares	Price
Nonvested at December 31, 2010	30,812	$5.86	13,201	$16.81
Granted	53,000	3.24	5,000	15.38
Vested	(19,792)	6.31	(8,569)	19.24
Forfeited	—	—	—	—
Nonvested at December 31, 2011	64,020	$3.55	9,632	$13.90
Granted	85,000	3.03	16,240	13.92
Vested	(15,945)	3.94	(3,320)	14.12
Forfeited	—	—	—	—
Nonvested at December 31, 2012	133,075	$3.17	22,552	$13.88

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.       Concentration of Credit Risk

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

The primary investment vehicles for the Company for the years ended December 31, 2012 and 2011 were mortgage-backed securities, which are comprised of diversified individual residential mortgage notes, and REMICs (real estate mortgage investment conduits), which represent a participation interest in a pool of mortgages. Mortgage-backed securities are guaranteed as to the timely repayment of principal and interest by a Government-sponsored enterprise. REMICs are created by redirecting the cash flows from the pool of mortgages underlying those securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. REMICs may be sponsored by U.S. Government agencies and Government-sponsored enterprises. Investments in other securities consist of Government-sponsored enterprise securities and municipal bonds which are made to provide and maintain liquidity within the guidelines of applicable regulations.

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

December 31,	2012	2011
Loans in process	$3,431	$7,790
Unused consumer revolving lines of credit	4,072	3,693
Unused commercial lines of credit	6,962	6,034
One-to-four family residential commitments	65	1,345
Commercial commitments	7,933	4,643
Consumer commitments	1,632	817
Total commitments outstanding	$24,095	$24,322

15.       Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of December 31, 2012 and 2011 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to December 31, 2012 and 2011 may be different than the amounts reported at each period end.

The fair value hierarchy prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1	—	Quoted prices for identical instruments in active markets.

Level 2	—

Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are active, and model-derived valuations in which significant inputs or significant drivers are observable in active markets.

Level 3	—	Valuations derived from valuation techniques in which one or more significant inputs or significant drivers are unobservable.

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

In some instances, the fair value of certain securities cannot be determined using these techniques due to the lack of relevant market data. As such, these securities are valued using an alternative technique and classified within Level 3 of the fair value hierarchy. At December 31, 2012, Level 3 includes three corporate debt securities with a fair value of $1.9 million.

The corporate debt securities are pooled trust preferred CDOs collateralized by the trust preferred securities of insurance companies in the United States. The CDOs, which were rated A at purchase and are currently rated below investment grade, could not be priced using quoted market prices, observable market activity or comparable trades, and the financial market was considered not active. The trust preferred market has been severely impacted by the lack of liquidity in the credit markets and concern over the financial services industry. There has been little or no active trading in these securities; therefore it was more appropriate to determine fair value using a discounted cash flow analysis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

December 31,	2012	2011
Significant other observable inputs (Level 2)
Government-sponsored enterprises	$—	$2,003
Municipal bonds	9,181	7,125
Mortgage-backed	12,815	17,512
REMICs	18,700	24,318
Equities	4	4
Total significant other observable inputs (Level 2)	40,700	50,962

Significant unobservable inputs (Level 3)
Mortgage-backed	—	32
Corporate debt	1,882	1,454
Total significant unobservable inputs (Level 3)	1,882	1,486

Total securities	$42,582	$52,448

Significant
Unobservable Inputs
(Level 3)
December 31, 2010	$1,278
Total unrealized gains	214
Paydowns and maturities	(6)
December 31, 2011	$1,486
Total unrealized gains	428
Paydowns and maturities	(14)
Net transfers out of level 3	(18)
December 31, 2012	$1,882

December 31,	2012	2011
The amount of total unrealized gains for the year included in earnings (or changes in net assets) attributable to the change in unrealized gains relating to assets still held at year end	$428	$214

Seven mortgage-backed securities were transferred out of Level 3 and into Level 2 in 2012 because a reliable price could be obtained using a model based valuation technique or through a broker quote.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We may be required to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or writedowns of individual assets.

The following is a discussion of assets and liabilities measured at fair value on a nonrecurring basis.

Impaired loans. Certain impaired loans over $250,000 are individually reviewed to determine the amount of each loan that may be at risk of noncollection. When repayment is expected solely from the collateral, the impaired loans are reported at the fair value of the underlying collateral using property appraisals less any projected selling costs or financial statements.

Real estate owned. The fair value of real estate owned is estimated using property appraisals less any projected selling costs.

For financial assets measured at fair value on a nonrecurring basis, the following tables set forth the fair value measurements by fair value hierarchy (dollars in thousands):

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 3
Impaired loans	$4,552	$4,552	$3,539	$3,369
Real estate owned	146	146	544	544
Total assets measured at fair value on a nonrecurring basis	$4,698	$4,698	$4,083	$3,913

For Level 3 assets measured at fair value on a recurring or nonrecurring basis as of December 31, 2012, the following table sets forth the significant unobservable inputs used in the fair value measurements.

(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Securities available-for-sale
Corporate Debt	$1,882	Discounted cash flow	Average probability of default	4.11%

			Correlation	50% for issuers in the same industry
			Deferral/default recovery rate	0% on currently defaulted/deferring assets and projected defaults
			Prepayment	0%
Impaired loans	4,552	Appraisal value	Selling costs	10-20%
Real estate owned	146	Appraisal value	Selling costs	10-20%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2012 and 2011:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the carrying amount and estimated fair value of financial instruments (dollars in thousands).

	Carrying	Estimated	Fair Value Measurements
December 31, 2012	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$5,874	$5,874	$5,874	$—	$—
Securities	42,582	42,582	—	40,700	1,882
Loans, net	249,530	260,538	—	—	260,538
FHLB stock	3,787	3,787	—	3,787	—
Accrued interest receivable	1,035	1,035	—	1,035	—

Financial liabilities:
Deposits	214,057	215,863	—	215,863	—
Borrowings	48,678	50,347	—	50,347	—
Accrued interest payable	302	302	—	302	—

	Carrying	Estimated
December 31, 2011	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$14,571	$14,571
Securities	52,448	52,448
Loans, net	245,277	256,446
FHLB stock	5,340	5,340
Accrued interest receivable	1,244	1,244

Financial liabilities:
Deposits	221,540	224,371
Borrowings	49,289	52,179
Accrued interest payable	430	430

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Condensed Financial Statements of Parent Company

Financial information pertaining only to FedFirst Financial Corporation (dollars in thousands).

Statements of Financial Condition

December 31,	2012	2011
Assets:
Cash and cash equivalents	$6,067	$10,321
Investment in First Federal Savings Bank	45,330	46,464
Loan receivable, ESOP	1,458	1,623
Other assets	409	379
Total assets	$53,264	$58,787

Liabilities and Stockholders’ Equity:
Other liabilities	30	26
Stockholders’ equity	53,234	58,761
Total liabilities and stockholders’ equity	$53,264	$58,787

Statements of Operations

Years ended December 31,	2012	2011
Interest income	$93	$102
Dividend from bank subsidiary	3,463
Noninterest income	—	1
Noninterest expense	320	278
Loss before undistributed net income of subsidiary and income tax benefit	3,236	(175)
Undistributed net income of subsidiary	(1,059)	975
Income before income tax benefit	2,177	800
Income tax benefit	(78)	(59)
Net income	$2,255	$859

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash Flows

Years ended December 31,	2012	2011
Cash flows from operating activities:
Net income	$2,255	$859
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed net income in subsidiary	(2,404)	(975)
Noncash expense for stock-based compensation	156	214
(Increase) decrease in other assets	(58)	200
Increase (decrease) in other liabilities	4	(166)
Net cash (used in) provided by operating activities	(47)	132

Cash flows from investing activities:
ESOP loan principal payments received	165	157
Net cash provided by investing activities	165	157

Cash flows from financing activities:
Purchase of common stock for stock award grants	—	(79)
Purchase of common stock for retirement	(6,751)	(464)
Cash dividend from bank subsidiary	3,463	—
Cash dividends paid	(1,084)	(349)
Net cash used in financing activities	(4,372)	(892)

Net decrease in cash and cash equivalents	(4,254)	(603)

Cash and cash equivalents at beginning of year	10,321	10,924
Cash and cash equivalents at end of year	$6,067	$10,321

17.  Segment and Related Information

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a table of selected financial data for the Company’s subsidiaries and consolidated results for 2012 and 2011 (dollars in thousands).

	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated

December 31, 2012
Assets	$318,576	$1,034	$53,264	$(54,114)	$318,760
Liabilities	273,186	401	30	(8,151)	265,466
Stockholders’ equity	45,390	633	53,234	(45,963)	53,294

December 31, 2011
Assets	$335,151	$1,041	$58,787	$(59,705)	$335,274
Liabilities	288,645	506	26	(12,704)	276,473
Stockholders’ equity	46,506	535	58,761	(47,001)	58,801

Year Ended December 31, 2012
Total interest income	$13,948	$1	$3,556	$(3,556)	$13,949
Total interest expense	3,725	—	—	(93)	3,632
Net interest income	10,223	1	3,556	(3,463)	10,317
Provision for loan losses	310	—	—	—	310
Net interest income after provision for loan losses	9,913	1	3,556	(3,463)	10,007
Noninterest income	1,011	2,464	—	—	3,475
Noninterest expense	7,452	2,172	320	—	9,944
Undistributed net income of subsidiary	159	—	(1,059)	900	—
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	3,631	293	2,177	(2,563)	3,538
Income tax expense (benefit)	1,195	134	(78)	—	1,251
Net income before noncontrolling interest in net income of consolidated subsidiary	2,436	159	2,255	(2,563)	2,287
Noncontrolling interest in net income of consolidated subsidiary	32	—	—	—	32
Net income	$2,404	$159	$2,255	$(2,563)	$2,255

Year Ended December 31, 2011
Total interest income	$15,529	$3	$102	$(102)	$15,532
Total interest expense	5,022	—	—	(102)	4,920
Net interest income	10,507	3	102	—	10,612
Provision for loan losses	850	—	—	—	850
Net interest income after provision for loan losses	9,657	3	102	—	9,762
Noninterest income	1,214	2,120	1	—	3,335
Noninterest expense	9,534	1,982	278	—	11,794
Undistributed net income of subsidiary	61	—	975	(1,036)	—
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	1,398	141	800	(1,036)	1,303
Income tax expense (benefit)	411	80	(59)	—	432
Net income before noncontrolling interest in net income of consolidated subsidiary	987	61	859	(1,036)	871
Noncontrolling interest in net income of consolidated subsidiary	12	—	—	—	12
Net income	$975	$61	$859	$(1,036)	$859

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Quarterly Financial Information (Unaudited)

The following table summarizes selected information regarding the Company’s results of operations for the periods indicated (dollars in thousands, except per share amounts). Quarterly earnings per share data may vary from annual earnings per share due to rounding.

	March 31,	June 30,	September 30,	December 31,
Three Months Ended	2012	2012	2012	2012
Interest income	$3,619	$3,490	$3,500	$3,340
Interest expense	1,056	964	851	761
Net interest income	2,563	2,526	2,649	2,579
Provision for loan losses	160	50	100	—
Net interest income after provision for loan losses	2,403	2,476	2,549	2,579
Noninterest income	857	856	830	932
Noninterest expense	2,522	2,399	2,379	2,644
Income before income tax expense and noncontolling interest in net income of consolidated subsidiary	738	933	1,000	867
Income tax expense	265	335	346	305
Net income before noncontrolling interest in net income of consolidated subsidiary	473	598	654	562
Noncontrolling interest in net income of consolidated subsidiary	17	4	5	6
Net income	$456	$594	$649	$556

Earnings per share basic and diluted	$0.16	$0.21	$0.23	$0.20
Dividends per share	0.03	0.04	0.04	0.29

	March 31,	June 30,	September 30,	December 31,
Three Months Ended	2011	2011	2011	2011
Interest income	$3,932	$3,913	$3,904	$3,783
Interest expense	1,332	1,268	1,199	1,121
Net interest income	2,600	2,645	2,705	2,662
Provision for loan losses	250	200	325	75
Net interest income after provision for loan losses	2,350	2,445	2,380	2,587
Noninterest income	837	767	727	1,004
Noninterest expense	2,740	2,818	2,689	3,547
Income before income tax expense and noncontolling interest in net income (loss) of consolidated subsidiary	447	394	418	44
Income tax expense	161	138	133	—
Net income before noncontrolling interest in net income (loss) of consolidated subsidiary	286	256	285	44
Noncontrolling interest in net income (loss) of consolidated subsidiary	18	10	(5)	(11)
Net income	$268	$246	$290	$55

Earnings per share basic and diluted	$0.09	$0.08	$0.10	$0.02
Dividends per share	0.03	0.03	0.03	0.03