Form 10-Q
period 2013-03-31
FedFirst Financial Corp
filed 2013-05-13
CIK 1486058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 7, 2013, the issuer had 2,514,939 shares of common stock outstanding.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AT MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	March 31,	December 31,
(Dollars in thousands, except share data)	2013	2012
Assets:

Cash and cash equivalents:
Cash and due from banks	$1,877	$2,044
Interest-earning deposits	2,949	3,830
Total cash and cash equivalents	4,826	5,874

Securities available-for-sale	36,540	42,582
Loans, net	252,344	249,530
Federal Home Loan Bank ("FHLB") stock, at cost	3,230	3,787
Accrued interest receivable - loans	854	829
Accrued interest receivable - securities	187	206
Premises and equipment, net	1,739	1,797
Bank-owned life insurance	8,378	8,317
Goodwill	1,080	1,080
Real estate owned	251	146
Deferred tax assets	2,280	2,511
Other assets	1,853	2,101
Total assets	$313,562	$318,760

Liabilities and Stockholders' Equity:

Deposits:
Noninterest-bearing	$27,841	$23,987
Interest-bearing	191,352	190,070
Total deposits	219,193	214,057

Borrowings	37,892	48,678
Advance payments by borrowers for taxes and insurance	635	681
Accrued interest payable - deposits	117	144
Accrued interest payable - borrowings	154	158
Other liabilities	1,632	1,748
Total liabilities	259,623	265,466

Stockholders' equity
FedFirst Financial Corporation stockholders' equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock $0.01 par value; 20,000,000 shares authorized; 2,525,341 and 2,540,341 shares issued and outstanding	25	25
Additional paid-in-capital	34,766	34,986
Retained earnings - substantially restricted	20,516	19,821
Accumulated other comprehensive loss, net of deferred tax benefit of $(176) and $(250)	(272)	(388)
Unearned Employee Stock Ownership Plan ("ESOP")	(1,166)	(1,210)
Total FedFirst Financial Corporation stockholders' equity	53,869	53,234
Noncontrolling interest in subsidiary	70	60
Total stockholders' equity	53,939	53,294
Total liabilities and stockholders' equity	$313,562	$318,760

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2013	2012

Interest income:
Loans	$2,925	$3,150
Securities - taxable	277	428
Securities - tax exempt	38	35
Other interest-earning assets	4	6
Total interest income	3,244	3,619

Interest expense:
Deposits	384	602
Borrowings	330	454
Total interest expense	714	1,056
Net interest income	2,530	2,563

Provision for loan losses	-	160
Net interest income after provision for loan losses	2,530	2,403

Noninterest income:
Fees and service charges	183	155
Insurance commissions	1,014	626
Income from bank-owned life insurance	61	65
Other	11	11
Total noninterest income	1,269	857

Noninterest expense:
Compensation and employee benefits	1,520	1,377
Occupancy	300	317
FDIC insurance premiums	43	58
Data processing	143	137
Professional services	165	252
Advertising	139	37
Other	302	344
Total noninterest expense	2,612	2,522

Income before income tax expense and noncontrolling interest in net income of consolidated subsidiary	1,187	738
Income tax expense	351	265
Net income before noncontrolling interest in net income of consolidated subsidiary	836	473
Noncontrolling interest in net income of consolidated subsidiary	42	17
Net income of FedFirst Financial Corporation	$794	$456

Earnings per share:
Basic and diluted	$0.32	$0.16

Weighted-average shares outstanding:
Basic	2,457,646	2,855,926
Diluted	2,465,233	2,860,753

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012

Net income before noncontrolling interest in net income of consolidated subsidiary	$836	$473

Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of income tax expense (benefit)	116	(181)
Other comprehensive income (loss), net of income tax expense (benefit)	116	(181)
Comprehensive income	952	292
Less: Comprehensive income attributable to the noncontrolling interest in subsidiary	42	17
Comprehensive income attributable to FedFirst Financial Corporation	$910	$275

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

				Accumulated
		Additional		Other		Noncontrolling	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Interest in	Stockholders'
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Loss	ESOP	Subsidiary	Equity
December 31, 2011	$30	$41,630	$18,650	$(167)	$(1,382)	$40	$58,801
Comprehensive income (loss):
Net income	-	-	456	-	-	17	473
Other comprehensive loss, net of tax of $(117)	-	-	-	(181)	-	-	(181)
Purchase and retirement of common stock (45,000 shares)	(1)	(625)	-	-	-	-	(626)
ESOP shares committed to be released	-	(15)	-	-	43	-	28
Stock-based compensation expense	-	28	-	-	-	-	28
Distribution to noncontrolling shareholder	-	-	-	-	-	(12)	(12)
Dividends paid ($0.03 per share)	-	-	(85)	-	-	-	(85)
March 31, 2012	$29	$41,018	$19,021	$(348)	$(1,339)	$45	$58,426

				Accumulated
		Additional		Other		Noncontrolling	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Interest in	Stockholders'
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Loss	ESOP	Subsidiary	Equity
December 31, 2012	$25	$34,986	$19,821	$(388)	$(1,210)	$60	$53,294
Comprehensive income
Net income	-	-	794	-	-	42	836
Other comprehensive income, net of tax of $74	-	-	-	116	-	-	116
Purchase and retirement of common stock (15,000 shares)	-	(260)	-	-	-	-	(260)
ESOP shares committed to be released	-	(8)	-	-	44	-	36
Stock-based compensation expense	-	48	-	-	-	-	48
Distribution to noncontrolling shareholder	-	-	-	-	-	(32)	(32)
Dividends paid ($0.04 per share)	-	-	(99)	-	-	-	(99)
March 31, 2013	$25	$34,766	$20,516	$(272)	$(1,166)	$70	$53,939

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net income of FedFirst Financial Corporation	$794	$456
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest in net income of consolidated subsidiary	42	17
Provision for loan losses	-	160
Depreciation	79	107
Amortization of intangibles	23	27
Net amortization of security premiums and loan costs	129	163
Noncash expense for ESOP	36	28
Noncash expense for stock-based compensation	48	28
Increase in bank-owned life insurance	(61)	(65)
Decrease in other assets	376	70
Decrease in other liabilities	(147)	(249)
Net cash provided by operating activities	1,319	742

Cash flows from investing activities:
Net loan originations	(2,965)	(808)
Proceeds from maturities of and principal repayments of securities available-for-sale	6,149	5,673
Purchases of securities available-for-sale	-	(5,187)
Purchases of premises and equipment	(21)	(26)
Decrease in FHLB stock, at cost	557	267
Proceeds from sales of real estate owned	-	145
Net cash provided by investing activities	3,720	64

Cash flows from financing activities:
Net decrease in short-term borrowings	(9,800)	-
Repayments of long-term borrowings	(986)	(2,209)
Net increase in deposits	5,136	10,521
(Decrease) increase in advance payments by borrowers for taxes and insurance	(46)	138
Purchase and retirement of common stock	(260)	(626)
Dividends paid	(99)	(85)
Distribution to noncontrolling shareholder	(32)	(12)
Net cash (used in) provided by financing activities	(6,087)	7,727

Net (decrease) increase in cash and cash equivalents	(1,048)	8,533
Cash and cash equivalents, beginning of period	5,874	14,571

Cash and cash equivalents, end of period	$4,826	$23,104

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $411 and $630 respectively)	$789	$1,094
Income tax expense	30	284

Real estate acquired in settlement of loans	105	-

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

The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Note 3.  Securities

The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2013	Cost	Gains	Losses	Value
Municipal bonds	$8,039	$361	$21	$8,379
Mortgage-backed - GSEs	10,508	615	-	11,123
REMICs	14,442	284	-	14,726
Corporate debt	3,995	-	1,687	2,308
Equities	4	-	-	4
Total securities available-for-sale	$36,988	$1,260	$1,708	$36,540

December 31, 2012
Municipal bonds	$8,756	$435	$10	$9,181
Mortgage-backed - GSEs	12,120	695	-	12,815
REMICs	18,345	355	-	18,700
Corporate debt	3,995	-	2,113	1,882
Equities	4	-	-	4
Total securities available-for-sale	$43,220	$1,485	$2,123	$42,582

The amortized cost and fair value of securities at March 31, 2013 by contractual maturity were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due from one to five years	$2,109	$2,414
Due from five to ten years	7,717	7,930
Due after ten years	27,158	26,192
No scheduled maturity	4	4
Total	$36,988	$36,540

The following table presents gross unrealized losses and fair value of securities aggregated by category and length of time that individual securities have been in a continuous loss position at the dates indicated (dollars in thousands).

	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
March 31, 2013	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Municipal bonds	1	$1,134	$21	-	$-	$-	1	$1,134	$21
Corporate debt	-	-	-	3	2,308	1,687	3	2,308	1,687
Total securities temporarily impaired	1	$1,134	$21	3	$2,308	$1,687	4	$3,442	$1,708

	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
December 31, 2012	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Municipal bonds	1	$1,151	$10	-	$-	$-	1	$1,151	$10
Corporate debt	-	-	-	3	1,882	2,113	3	1,882	2,113
Total securities temporarily impaired	1	$1,151	$10	3	$1,882	$2,113	4	$3,033	$2,123

The Company reviews its investment portfolio on a quarterly basis for indications of other-than-temporary impairment (“OTTI”). This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer including any specific events that may influence the operations of the issuer, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market.

Municipal Bonds – At March 31, 2013, the Company had one municipal bond with an unrealized loss of $21,000 in an unrealized loss position of less than 12 months. An evaluation was performed whereby we noted the credit rating remains at investment grade. The Company believes the unrealized loss of this bond is due to changes in market conditions as the economic base of the municipality exhibits strong income indicators and the municipality has sound financial policies and practices. The Company does not intend to sell the bond and it is more likely than not that the Company will not be required to sell the bond before its recovery. The Company expects to recover the entire amortized cost basis and concluded that there was no OTTI on this bond at March 31, 2013.

Corporate Debt – At March 31, 2013, the Company had three securities that were in an unrealized loss position for 12 months or more at an amount of $1.7 million. These securities consist of two pools of trust preferred corporate debt obligations (“CDOs”) collateralized by the trust preferred securities of insurance companies in the United States. These securities were downgraded from their original rating issuance to below investment grade after purchase. The lack of liquidity in the market for this type of security, credit rating downgrades and market uncertainties are factors contributing to the unrealized losses on these securities.

The following table provides additional information related to the Company’s CDOs at March 31, 2013 (dollars in thousands):

Pool	Class	Tranche	Amortized Cost	Fair Value	Unrealized Loss	S&P Rating	Current Number of Insurance Companies	Total Collateral	Current Deferrals and Defaults	Performing Collateral	Additional Immediate Deferrals / Defaults Before Causing an Interest Shortfall (a)	Additional Immediate Deferrals / Defaults Before Causing a Break in Yield (b)
I-PreTSL I	Mezzanine	B-3	$1,500	$691	$(809)	CCC-	16	$188,500	$32,500	$156,000	$99,981	$45,500
I-PreTSL II	Mezzanine	B-3	2,495	1,617	(878)	BB+	24	325,500	24,500	301,000	163,767	116,500
			$3,995	$2,308	$(1,687)

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

These securities are evaluated for OTTI by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit-related OTTI exists. Additionally, reports are reviewed that provide information for the amount of deferral/defaults that would have to occur to prevent the tranche from collecting contractual cash flows (principal and interest). None of these securities are projecting a cash flow disruption, nor have any of these securities experienced a cash flow disruption. The Company also reviewed each of the issues’ collateral participants, including their financial condition, ratings provided by A. M. Best (for insurance companies), and adverse conditions specifically related to industry or geographic area. This information did not suggest additional deferrals or defaults in the future that would result in the securities not receiving all of their contractual cash flows. Based on the analysis performed and the fact that the Company does not expect to sell these securities, and because it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company concluded that there was no OTTI on these securities at March 31, 2013.

Note 4.  Loans

The following table sets forth the composition of our loan portfolio at the dates indicated (dollars in thousands).

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Real estate-mortgage:
One- to four-family residential
Originated	$106,616	40.7%	$110,754	43.4%
Purchased	9,316	3.6	10,188	4.0
Total one- to four-family residential	115,932	44.3	120,942	47.4

Multi-family
Originated	10,989	4.2	11,101	4.3
Purchased	4,193	1.6	4,226	1.7
Total multi-family	15,182	5.8	15,327	6.0

Commercial	45,761	17.5	45,504	17.8
Total real estate-mortgage	176,875	67.6	181,773	71.2

Real estate-construction:
Residential	1,763	0.7	1,931	0.8
Commercial	11,981	4.6	5,231	2.0
Total real estate-construction	13,744	5.3	7,162	2.8

Consumer:
Home equity
Loan-to-value ratio of 80% or less	44,564	17.0	41,537	16.3
Loan-to-value ratio of greater than 80%	8,401	3.2	7,841	3.0
Total home equity	52,965	20.2	49,378	19.3

Other	1,778	0.7	1,923	0.8
Total consumer	54,743	20.9	51,301	20.1

Commercial business	16,182	6.2	15,055	5.9
Total loans	$261,544	100.0%	$255,291	100.0%

Net premiums on loans purchased	107		106
Net deferred loan costs	404		450
Loans in process	(6,848)		(3,431)
Allowance for loan losses	(2,863)		(2,886)
Loans, net	$252,344		$249,530

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated (dollars in thousands).

	March 31, 2013			December 31, 2012
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or Greater	Days	Days	or Greater
	Past	Past	Past	Past	Past	Past
	Due	Due	Due	Due	Due	Due
Real estate - mortgage:
One- to four-family residential
Originated	$950	$508	$281	$1,052	$138	$281
Purchased	9	98	556	-	-	595
Total one- to four-family residential	959	606	837	1,052	138	876
Commercial	447	34	74	456	-	74
Total real estate - mortgage	1,406	640	911	1,508	138	950

Consumer:
Home equity
Loan-to-value ratio of 80% or less	82	-	-	510	-	-
Loan-to-value ratio of greater than 80%	280	22	-	406	36	-
Total home equity	362	22	-	916	36	-
Other	-	-	-	5	-	-
Total consumer	362	22	-	921	36	-

Commercial business	-	-	-	8	-	-
Total delinquencies	$1,768	$662	$911	$2,437	$174	$950

Nonperforming Assets.  The following table provides information with respect to our nonperforming assets at the dates indicated (dollars in thousands).

	March 31, 2013		December 31, 2012
	Number of		Number of
	Contracts	Amount	Contracts	Amount
Nonaccrual loans:
Real estate - mortgage:
One- to four-family residential
Originated	2	$1,264	2	$1,269
Purchased	3	556	5	763
Total one- to four-family residential	5	1,820	7	2,032

Commercial	2	150	2	172
Total real estate - mortgage	7	1,970	9	2,204

Total nonaccrual loans	7	1,970	9	2,204

Accruing loans past due 90 days or more	-	-	-	-
Total nonaccrual loans and accruing loans past due 90 days or more	7	1,970	9	2,204
Real estate owned	3	251	2	146
Total nonperforming assets	10	$2,221	11	$2,350

Troubled debt restructurings
In nonaccrual status	2	1,059	3	1,254
Performing under modified terms	8	1,650	7	1,501
Troubled debt restructurings	10	$2,709	10	$2,755

Total nonperforming loans to total loans		0.75%		0.86%
Total nonperforming assets to total assets		0.71		0.74
Total nonperforming assets and troubled debt restructurings performing under modified terms to total assets		1.23		1.21

Troubled Debt Restructurings.  A loan whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties is considered a troubled debt restructuring (“TDR”). TDRs typically are the result of our loss mitigation activities whereby concessions are granted to minimize loss and avoid foreclosure or repossession of collateral. The concessions granted for the TDRs in our portfolio primarily consist of, but are not limited to, capitalization of principal and interest due, reverting from payment of principal and interest to interest-only, or extending a maturity date through a signed forbearance agreement. Certain TDRs were placed in nonaccrual status at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period which is generally six months. Loans that were current at the time of classification remained on an accrual basis and are monitored to ensure restructured contractual terms are met.

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

	In Nonaccrual				Performing Under
	Status				Modified Terms
		Pre-	Post-			Pre-	Post-
		Modification	Modification			Modification	Modification
	Number	Outstanding	Outstanding		Number	Outstanding	Outstanding
	of	Recorded	Recorded	Specific	of	Recorded	Recorded	Specific
March 31, 2013	Contracts	Investment	Investment	Allowance	Contracts	Investment	Investment	Allowance
Real estate - mortgage:
One- to four-family residential
Originated	1	$993	$983	$-	-	$-	$-	$-
Purchased	-	-	-	-	1	168	167	-
Total one- to four-family residential	1	993	983	-	1	168	167	-

Commercial	1	516	76	-	5	1,441	1,341	-
Total real estate - mortgage	2	1,509	1,059	-	6	1,609	1,508	-

Consumer:
Home equity (loan-to-value ratio of 80% or less)	-	-	-	-	1	140	134	-
Other	-	-	-	-	1	11	8	-
Total consumer	-	-	-	-	2	151	142	-

Total troubled debt restructurings	2	$1,509	$1,059	$-	8	$1,760	$1,650	$-

	In Nonaccrual				Performing Under
	Status				Modified Terms
		Pre-	Post-			Pre-	Post-
		Modification	Modification			Modification	Modification
	Number	Outstanding	Outstanding		Number	Outstanding	Outstanding
	of	Recorded	Recorded	Specific	of	Recorded	Recorded	Specific
December 31, 2012	Contracts	Investment	Investment	Allowance	Contracts	Investment	Investment	Allowance
Real estate - mortgage:
One- to four-family residential
Originated	1	$993	$988	$-	-	$-	$-	$-
Purchased	1	168	168	-	-	-	-	-
Total one- to four-family residential	2	1,161	1,156	-	-	-	-	-

Commercial	1	516	98	-	5	1,441	1,357	-
Total real estate - mortgage	3	1,677	1,254	-	5	1,441	1,357	-

Consumer:
Home equity (loan-to-value ratio of 80% or less)	-	-	-	-	1	140	136	-
Other	-	-	-	-	1	11	8	-
Total consumer	-	-	-	-	2	151	144	-

Total troubled debt restructurings	3	$1,677	$1,254	$-	7	$1,592	$1,501	$-

Impaired Loans.  The following tables summarize information in regards to impaired loans by loan portfolio class at the dates indicated (dollars in thousands).

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2013	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with no related allowance recorded
One- to four-family originated residential	$1,521	$1,521	$-	$1,524	$19
One- to four-family purchased residential	309	509	-	309	-
Commercial real estate	2,522	2,637	-	2,546	40
Home equity (loan-to-value ratio of 80% or less)	134	134	-	135	2
Other consumer	8	8	-	8	-
Total impaired loans	$4,494	$4,809	$-	$4,522	$61

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2012	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with no related allowance recorded
One- to four-family originated residential	$1,528	$1,528	$-	$1,625	$16
One- to four-family purchased residential	309	509	-	411	2
Commercial real estate	2,571	2,683	-	2,799	168
Home equity (loan-to-value ratio of 80% or less)	136	136	-	138	9
Other consumer	8	8	-	10	-
Total impaired loans	$4,552	$4,864	$-	$4,983	$195

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

Allowance on Impaired Loans. We establish an allowance for loans that are individually evaluated and determined to be impaired. The amount of impairment is determined by the difference between the present value of the expected cash flows related to the loan, using current interest rates and its recorded value, or, as a practical measure in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans less estimated selling costs. At March 31, 2013, there were eight loan relationships that were individually evaluated for impairment, of which four were considered TDRs. TDR and impaired loan activity and any related specific allowances were previously discussed in the “Troubled Debt Restructurings” and “Impaired Loans” sections.

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

We also consider qualitative or environmental factors that are likely to cause estimated credit losses associated with the bank’s existing portfolio to differ from historical loss experience. Our historical loss experience and qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in our loan portfolio and economy. At March 31, 2013, we utilized six years of loss history and, generally, periods where we did not experience any losses are excluded from determining the historical average loss for each loan class. Certain historical loss factors are annually adjusted when another complete year of loss history is available in order to incorporate recent loss experience in the allowance calculation.

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2013 (dollars in thousands):

	Real estate - mortgage					Real estate-construction		Consumer
								Home equity (loan-
	One- to four-family							to-value ratio of
	residential		Multi-family					80%	greater	Other	Commercial
	(originated)	(purchased)	(originated)	(purchased)	Commercial	Residential	Commercial	or less)	than 80%)	Consumer	business	Unallocated	Total

Loan Balance	$106,616	$9,316	$10,989	$4,193	$45,761	$1,763	$11,981	$44,564	$8,401	$1,778	$16,182		$261,544

Allowance for loan losses:
December 31, 2012	$466	$372	$33	$102	$802	$3	$8	$434	$246	$19	$245	$156	$2,886
Charge-offs	-	(29)	-	-	-	-	-	-	-	-	-	-	(29)
Recoveries	3	-	-	-	-	-	-	-	-	3	-	-	6
Provision	(21)	(3)	-	-	5	-	10	30	18	(4)	18	(53)	-
March 31, 2013	$448	$340	$33	$102	$807	$3	$18	$464	$264	$18	$263	$103	$2,863

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated on historical loss experience	133	152	-	64	90	-	-	64	105	13	9	-	630
Collectively evaluated on qualitative factors	315	188	33	38	717	3	18	400	159	5	254	-	2,130
Unallocated	-	-	-	-	-	-	-	-	-	-	-	103	103

Total allowance for loan losses	$448	$340	$33	$102	$807	$3	$18	$464	$264	$18	$263	$103	$2,863

Percent of Allowance	15.6%	11.9%	1.2%	3.6%	28.2%	0.1%	0.6%	16.2%	9.2%	0.6%	9.2%	3.6%	100.0%

Percent of Loans (1)	40.7%	3.6%	4.2%	1.6%	17.5%	0.7%	4.6%	17.0%	3.2%	0.7%	6.2%		100.0%

(1)	Represents percentage of loans in each category to total loans.

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2012 (dollars in thousands):

	Real estate - mortgage					Real estate-construction		Consumer
								Home equity (loan-
	One- to four-family							to-value ratio of
	residential		Multi-family					80%	greater	Other	Commercial
	(originated)	(purchased)	(originated)	(purchased)	Commercial	Residential	Commercial	or less)	than 80%)	Consumer	business	Unallocated	Total

Loan Balance	$114,284	$15,055	$12,381	$5,086	$38,008	$3,916	$8,308	$33,511	$7,658	$1,820	$12,996		$253,023

Allowance for loan losses:
December 31, 2011	$534	$465	$39	$124	$858	$6	$12	$379	$267	$24	$242	$148	$3,098
Charge-offs	-	(106)	-	-	-	-	-	-	(49)	-	-	-	(155)
Recoveries	-	-	-	-	-	-	-	-	-	-	-	-	-
Provision	42	76	(2)	(1)	64	-	1	(2)	31	(3)	(38)	(8)	160
March 31, 2012	$576	$435	$37	$123	$922	$6	$13	$377	$249	$21	$204	$140	$3,103

Individually evaluated for impairment	$-	$-	$-	$-	$170	$-	$-	$-	$-	$-	$-	$-	$170
Collectively evaluated on historical loss experience	151	218	-	77	97	-	-	77	104	16	2	-	742
Collectively evaluated on qualitative factors	425	217	37	46	655	6	13	300	145	5	202	-	2,051
Unallocated	-	-	-	-	-	-	-	-	-	-	-	140	140

Total allowance for loan losses	$576	$435	$37	$123	$922	$6	$13	$377	$249	$21	$204	$140	$3,103

Percent of Allowance	18.6%	14.0%	1.2%	4.0%	29.7%	0.2%	0.4%	12.1%	8.0%	0.7%	6.6%	4.5%	100.0%

Percent of Loans (1)	45.2%	6.0%	4.9%	2.0%	15.0%	1.5%	3.3%	13.2%	3.1%	0.7%	5.1%		100.0%

(1)	Represents percentage of loans in each category to total loans.

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

	Real estate - mortgage					Real estate-construction		Consumer
								Home equity (loan-
	One- to four-family							to-value ratio of
	residential		Multi-family					80%	greater	Other	Commercial	Total
March 31, 2013	(originated)	(purchased)	(originated)	(purchased)	Commercial	Residential	Commercial	or less)	than 80%)	Consumer	business	loans
Grade:
Pass	$105,095	$8,593	$10,989	$4,193	$42,557	$1,763	$11,981	$44,430	$8,401	$1,770	$16,117	$255,889
Special Mention	-	-	-	-	441	-	-	-	-	-	65	506
Substandard	1,521	723	-	-	2,763	-	-	134	-	8	-	5,149
Doubtful	-	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-	-
Total	$106,616	$9,316	$10,989	$4,193	$45,761	$1,763	$11,981	$44,564	$8,401	$1,778	$16,182	$261,544

	Real estate - mortgage					Real estate-construction		Consumer
								Home equity (loan-
	One- to four-family							to-value ratio of
	residential		Multi-family					80%	greater	Other	Commercial	Total
December 31, 2012	(originated)	(purchased)	(originated)	(purchased)	Commercial	Residential	Commercial	or less)	than 80%)	Consumer	business	loans
Grade:
Pass	$109,226	$9,425	$11,101	$4,226	$42,243	$1,931	$5,231	$41,401	$7,841	$1,915	$14,990	$249,530
Special Mention	-	-	-	-	443	-	-	-	-	-	65	508
Substandard	1,528	763	-	-	2,818	-	-	136	-	8	-	5,253
Doubtful	-	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-	-
Total	$110,754	$10,188	$11,101	$4,226	$45,504	$1,931	$5,231	$41,537	$7,841	$1,923	$15,055	$255,291

Note 5.  Deposits

Deposits are summarized as follows (dollars in thousands).

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$27,841	12.7%	$23,987	11.2%
Interest-bearing demand deposits	19,632	9.0	17,878	8.4
Savings accounts	24,754	11.3	24,271	11.3
Money market accounts	55,947	25.5	55,047	25.7
Certificates of deposit	91,019	41.5	92,874	43.4
Total deposits	$219,193	100.0%	$214,057	100.0%

Note 6.  Borrowings

We utilize borrowings as a supplemental source of funds for loans and securities. The primary sources of borrowings are FHLB advances and, to a limited extent, repurchase agreements. At March 31, 2013 and December 31, 2012, we had $38.3 million and $49.1 million of borrowings, respectively, of which $35.3 million and $46.1 million, respectively, were FHLB advances and $3.0 million were repurchase agreements. At March 31, 2013 and December 31, 2012, our FHLB advances were comprised of fixed rate advances.

The following table sets forth borrowings based on their stated maturities and weighted average rates at the dates indicated.

	March 31, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Due in one year or less	$8,290	2.75%	$19,120	1.52%
Due in one to two years	18,000	3.41	18,000	3.41
Due in two to three years	12,000	3.82	12,000	3.82
Advances	$38,290		$49,120
Less: deferred premium on modification	(398)		(442)
Total advances	$37,892	3.39%	$48,678	2.77%

The following table sets forth information concerning our borrowings for the periods indicated.

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
(Dollars in thousands)	2013	2012
Maximum amount outstanding at any month end during the period	$44,020	$48,873
Average amount outstanding during the period	43,351	44,348
Weighted average rate during the period	3.04%	3.66%

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

The following table sets forth basic and diluted earnings per common share at the dates indicated.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2013	2012

Net income of FedFirst Financial Corporation	$794	$456
Weighted-average shares outstanding:
Basic	2,457,646	2,855,926
Effect of dilutive stock options and restrictive stock awards	7,587	4,827
Diluted	2,465,233	2,860,753

Earnings per share:
Basic and diluted	$0.32	$0.16

The dilutive effect on average shares outstanding is the result of stock options outstanding. At March 31, 2013 and March 31, 2012, options to purchase 163,313 and 133,017 shares of common stock, respectively, at a weighted average exercise price of $17.40 and $17.41 per share, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Note 8.  Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could realize in a sale transaction on the dates indicated. The estimated fair value amounts were measured as of March 31, 2013 and December 31, 2012 and were not re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to March 31, 2013 and December 31, 2012 may be different than the amounts reported at each period end.

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

In some instances, the fair value of certain securities cannot be determined using these techniques due to the lack of relevant market data. As such, these securities are valued using an alternative technique and classified within Level 3 of the fair value hierarchy. At March 31, 2013, Level 3 includes three corporate debt securities with a fair value of $2.3 million.

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

The Company utilized a third party pricing service that performed a two-step process to determine the fair value of the CDOs. First, an asset analysis was performed to evaluate the credit quality of the collateral and the deal structure using probability of default values for each underlying issuer and loss given default values by asset type. Probability of default is the likelihood that the issuer of the CDOs will go into default and stop paying and was estimated using an expected default frequency approach, which considers the market value and volatility of a firm’s assets and the threshold for default. Probability of default was combined with correlation assumptions, which is the tendency of companies to default once other companies have defaulted. CDOs are more likely to experience stress at the same time since they are concentrated in the same sector, therefore a 50% asset correlation was assumed for issuers in the same industry. Loss given default is the amount of cash lost to the investor at the time of default and is related to the recovery rate. Loss and recovery estimates determine how much cash remains when an issuer goes into default. Deferrals are a common feature of CDOs and were treated as defaults in the analysis. Loss given default has been historically high for CDOs and therefore a 0% recovery rate was assumed on currently defaulted and deferring assets, which resulted in a 100% loss given default.

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

(Dollars in thousands)	March 31, 2013	December 31, 2012
Significant other observable inputs (Level 2)
Securities available-for-sale
Municipal bonds	$8,379	$9,181
Mortgage-backed - GSEs	11,123	12,815
REMICs	14,726	18,700
Equities	4	4
Total significant other observerable inputs (Level 2)	34,232	40,700

Significant unobservable inputs (Level 3)
Securities available-for-sale
Corporate debt	2,308	1,882
Total significant unobservable inputs (Level 3)	2,308	1,882
Total securities available-for-sale	$36,540	$42,582

Total assets measured at fair value on a recurring basis	$36,540	$42,582

Significant
Unobservable Inputs
(Dollars in thousands)	(Level 3)
December 31, 2011	$1,486
Total unrealized gains	428
Paydowns and maturities	(14)
Net transfers out of level 3	(18)
December 31, 2012	$1,882
Total unrealized gains	426
March 31, 2013	$2,308

(Dollars in thousands)	March 31, 2013	December 31, 2012
The amount of total unrealized gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains relating to assets still held at period end	$426	$428

We may be required to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or writedowns of individual assets.

The following is a discussion of assets and liabilities measured at fair value on a nonrecurring basis.

Impaired loans. Certain impaired loans over $250,000 are individually reviewed to determine the amount of each loan that may be at risk of noncollection. When repayment is expected solely from the collateral, the impaired loans are reported at the fair value of the underlying collateral using property appraisals less any projected selling costs.

Real estate owned. The fair value of real estate owned is estimated using property appraisals less any projected selling costs.

For financial assets measured at fair value on a nonrecurring basis, the following table sets forth the fair value measurements by fair value hierarchy at the dates indicated.

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 3
Impaired loans	$-	$-	$4,552	$4,552
Real estate owned	105	105	146	146
Total assets measured at fair value on a nonrecurring basis	$105	$105	$4,698	$4,698

For Level 3 assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2013, the following table sets forth the significant unobservable inputs used in the fair value measurements.

(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring basis
Securities available-for-sale:
Corporate debt	$2,308	Discounted cash flow	Average probability of default	3.71%
			Correlation	50% for issuers in the same industry
			Deferral/default recovery rate	0% on currently defaulted/deferring assets and projected defaults
			Prepayment	0%
Nonrecurring basis
Real estate owned	105	Appraisal value	Selling costs	10-20%

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2013 and December 31, 2012.

Cash and Cash Equivalents

The carrying amounts approximate the asset’s fair values.

Securities Available-for Sale

See previous discussion on securities available-for-sale measured at fair value on a recurring basis for further details on the valuation techniques used to determine the fair value of securities available-for-sale.

Loans

The fair values for residential real estate loans are estimated using discounted cash flow analyses using mortgage commitment rates from either FNMA or FHLMC. The fair values of consumer and commercial business loans are estimated using discounted cash flow analyses, using interest rates reported in various government releases. The fair values of multi-family and commercial real estate loans are estimated using discounted cash flow analysis, using interest rates based on national commitment rates on similar loans. The carrying value is net of the allowance for loan losses. Due to the significant judgment involved in evaluating credit quality and the allowance for loan losses, loans are classified as Level 3.

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

The following table sets forth the carrying amount and estimated fair value of financial instruments at the dates indicated (dollars in thousands).

	Carrying	Estimated	Fair Value Measurements
March 31, 2013	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$4,826	$4,826	$4,826	$-	$-
Securities available-for-sale	36,540	36,540	-	34,232	2,308
Loans, net	252,344	261,643	-	-	261,643
FHLB stock	3,230	3,230	-	3,230	-
Accrued interest receivable	1,041	1,041	-	1,041	-

Financial liabilities:
Deposits	219,193	220,898	-	220,898	-
Borrowings	37,892	39,523	-	39,523	-
Accrued interest payable	271	271	-	271	-

	Carrying	Estimated	Fair Value Measurements
December 31, 2012	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$5,874	$5,874	$5,874	$-	$-
Securities available-for-sale	42,582	42,582	-	40,700	1,882
Loans, net	249,530	260,538	-	-	260,538
FHLB stock	3,787	3,787	-	3,787	-
Accrued interest receivable	1,035	1,035	-	1,035	-

Financial liabilities:
Deposits	214,057	215,863	-	215,863	-
Borrowings	48,678	50,347	-	50,347	-
Accrued interest payable	302	302	-	302	-

Note 9.  Other Comprehensive Income (Loss)

The following table sets forth the tax effects allocated to each component of the Company’s other comprehensive income (loss) at the dates indicated (dollars in thousands).

	Before	Income	Net of
	Income Tax	Tax	Income Tax
Three Months Ended March 31, 2013	Expense	Expense	Expense

Other comprehensive income:
Unrealized gain on securities available-for-sale	$190	$74	$116

	Before	Income	Net of
	Income Tax	Tax	Income Tax
Three Months Ended March 31, 2012	(Benefit)	(Benefit)	(Benefit)

Other comprehensive loss:
Unrealized loss on securities available-for-sale	$(298)	$(117)	$(181)

Note 10.  Segment Reporting

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

	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated

March 31, 2013
Assets	$313,513	$1,043	$53,896	$(54,890)	$313,562
Liabilities	267,132	358	27	(7,894)	259,623
Stockholders' equity	46,381	685	53,869	(46,996)	53,939

December 31, 2012
Assets	$318,576	$1,034	$53,264	$(54,114)	$318,760
Liabilities	273,186	401	30	(8,151)	265,466
Stockholders' equity	45,390	633	53,234	(45,963)	53,294

Three Months Ended March 31, 2013
Total interest income	$3,244	$-	$21	$(21)	$3,244
Total interest expense	735	-	-	(21)	714
Net interest income	2,509	-	21	-	2,530
Provision for loan losses	-	-	-	-	-
Net interest income after provision for loan losses	2,509	-	21	-	2,530
Noninterest income	255	1,014	-	-	1,269
Noninterest expense	1,882	656	74	-	2,612
Undistributed net income of subsidiary	210	-	829	(1,039)	-
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	1,092	358	776	(1,039)	1,187
Income tax expense (benefit)	221	148	(18)	-	351
Net income before noncontrolling interest in net income of consolidated subsidiary	871	210	794	(1,039)	836
Less: Noncontrolling interest in net income of consolidated subsidiary	42	-	-	-	42
Net income of FedFirst Financial Corporation	$829	$210	$794	$(1,039)	$794

Three Months Ended March 31, 2012
Total interest income	$3,619	$-	$23	$(23)	$3,619
Total interest expense	1,079	-	-	(23)	1,056
Net interest income	2,540	-	23	-	2,563
Provision for loan losses	160	-	-	-	160
Net interest income after provision for loan losses	2,380	-	23	-	2,403
Noninterest income	230	627	-	-	857
Noninterest expense	1,903	478	141	-	2,522
Undistributed net income of subsidiary	84	-	534	(618)	-
Income before income tax expense (benefit) and noncontrolling interest in net loss of consolidated subsidiary	791	149	416	(618)	738
Income tax expense (benefit)	240	65	(40)	-	265
Net income before noncontrolling interest in net loss of consolidated subsidiary	551	84	456	(618)	473
Less: Noncontrolling interest in net loss of consolidated subsidiary	17	-	-	-	17
Net income of FedFirst Financial Corporation	$534	$84	$456	$(618)	$456

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the unaudited consolidated financial statements, notes and tables included in this report. For further information, refer to the consolidated financial statements and notes included in FedFirst Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Balance Sheet Analysis

Assets.  Total assets at March 31, 2013 were $313.6 million, a decrease of $5.2 million, or 1.6%, from total assets of $318.8 million at December 31, 2012.

Loans, net, increased $2.8 million, or 1.1%, to $252.3 million at March 31, 2013 compared to $249.5 million at December 31, 2012 primarily due to increases of $3.6 million in home equity loans and $1.1 million in commercial business loans as well as disbursements on commercial constructions loans, partially offset by a decrease of $5.0 million in residential mortgage loans. While the Bank continues to generate growth in commercial loans, payoffs and paydowns of residential real estate loans have been partially offset by home equity loan originations at shorter terms and lower yields.

Securities available-for-sale decreased $6.0 million, or 14.2%, to $36.5 million at March 31, 2013 compared to $42.6 million at December 31, 2012. The decrease was primarily the result of $6.1 million of paydowns that includes a $700,000 maturity of a municipal bond. In addition, the securities portfolio reflects an unrealized loss of $448,000 at March 31, 2013 compared to $638,000 at December 31, 2012.

Liabilities.  Total liabilities at March 31, 2013 were $259.6 million, compared to $265.5 million at December 31, 2012, a decrease of $5.8 million, or 2.2%.

Total deposits increased $5.1 million, or 2.4%, to $219.2 million at March 31, 2013 compared to $214.1 million at December 31, 2012. There were increases of $3.9 million in noninterest-bearing demand deposits, $1.8 million in interest-bearing demand deposits, $900,000 in money market accounts and $483,000 in savings accounts. These increases were partially offset by a $1.9 million decrease in certificates of deposit, primarily due to customer hesitancy to commit to long-term rates. Due to the low rate environment, the Bank has been selective on promotional rates and has concentrated its efforts on increasing noninterest-bearing accounts by building strong customer relationships.

Borrowings decreased $10.8 million, or 22.2%, to $37.9 million at March 31, 2013 compared to $48.7 million at December 31, 2012 primarily due to a $9.8 million net decrease in short-term borrowings and paydowns on amortizing advances.

Stockholders’ Equity.  Stockholders’ equity increased $645,000 to $53.9 million at March 31, 2013 compared to $53.3 million at December 31, 2012. Stockholders’ equity increased primarily due to $794,000 of net income for the three months ended March 31, 2013. This was partially offset by the purchase of 15,000 shares of the Company’s common stock as part of the Company’s stock repurchase program for $260,000 and a $99,000 dividend payment to stockholders.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Overview.  The Company had net income of $794,000 for the three months ended March 31, 2013, compared to $456,000 for the same period in 2012.

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Net income of FedFirst Financial Corporation	$794	$456
Return on average assets	1.01%	0.54%
Return on average equity	5.85	3.07
Average equity to average assets	17.17	17.51

Net Interest Income.  Net interest income for the three months ended March 31, 2013 decreased $33,000, or 1.3%, to $2.5 million compared to $2.6 million for the three months ended March 31, 2012. Modifications and payoffs of higher yielding loans and securities due to the continued historically low interest rate environment resulted in a $375,000 decline in interest income. This was partially offset by interest rate reductions and decreases in average balances on deposits and borrowings that resulted in a $342,000 decrease in interest expense.

Interest income decreased $375,000, or 10.4%, to $3.2 million for the three months ended March 31, 2013 compared to $3.6 million for the three months ended March 31, 2012 primarily due to decreases of 24 basis points in yield and $16.9 million in average balance of interest-earning assets. Interest income on loans decreased $225,000 due to a decrease of 45 basis points in yield, which was primarily driven by modifications and paydowns of higher yielding residential real estate and replaced by originations of home equity loans at lower yields. The average balance of loans increased $4.4 million and included a change in loan composition in that increases in commercial real estate and home equity loans were partially offset by a decrease in residential real estate. Interest income on securities decreased $148,000 due to decreases of $13.2 million in average balance and 28 basis points in yield, primarily due to paydowns of higher yielding securities.

Interest expense decreased $342,000, or 32.4%, to $714,000 for the three months ended March 31, 2013 compared to $1.1 million for the three months ended March 31, 2012 due to decreases of 46 basis points in cost and $17.9 million in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $218,000 due to decreases of 38 basis points in cost, primarily related to the repricing of all deposit products at lower rates with the majority of the benefit derived from maturing certificates of deposit and money market accounts, and $12.7 million in the average balance. Interest expense on borrowings decreased $124,000 due to decreases of 71 basis points in cost and $5.1 million in average balance, as funds generated from deposit growth and security paydowns were used to payoff higher cost borrowings or replace short-term, lower-cost borrowings.

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

	Three Months Ended March 31,
	2013			2012
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$249,189	$2,925	4.70%	$244,782	$3,150	5.15%
Securities (3)(4)	40,646	335	3.29	53,852	481	3.57
Other interest-earning assets	7,599	4	0.21	15,743	6	0.15
Total interest-earning assets	297,434	3,264	4.39	314,377	3,637	4.63
Noninterest-earning assets	18,513			24,516
Total assets	$315,947			$338,893

Liabilities and Stockholders' equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$18,745	4	0.09%	$15,337	7	0.18%
Savings accounts	24,487	3	0.05	23,212	13	0.22
Money market accounts	55,175	20	0.14	61,755	82	0.53
Certificates of deposit	92,059	357	1.55	102,885	500	1.94
Total interest-bearing deposits	190,466	384	0.81	203,189	602	1.19

Borrowings	43,351	330	3.04	48,478	454	3.75
Total interest-bearing liabilities	233,817	714	1.22	251,667	1,056	1.68

Noninterest-bearing liabilities	27,870			27,894
Total liabilities	261,687			279,561

Stockholders' equity	54,260			59,332
Total liabilities and stockholders' equity	$315,947			$338,893

Net interest income		$2,550			$2,581

Interest rate spread			3.17%			2.95%
Net interest margin			3.43			3.28
Average interest-earning assets to average interest-bearing liabilities			127.21%			124.92%

(1)	Amount is net of deferred loan costs, loans in process and allowance for loan losses.
(2)	Amount includes nonaccrual loans in average balances only.
(3)	Amount does not include effect of unrealized gain (loss) on securities available-for-sale.
(4)	Includes municipal bonds; yield and interest are stated on a taxable equivalent basis.

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

	Three Months Ended March 31, 2013
	Compared To
	Three Months Ended March 31, 2012
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$54	$(279)	$(225)
Securities	(110)	(36)	(146)
Other interest-earning assets	(4)	2	(2)
Total interest-earning assets	(60)	(313)	(373)

Interest expense:
Deposits	(35)	(183)	(218)
Borrowings	(44)	(80)	(124)
Total interest-bearing liablities	(79)	(263)	(342)
Change in net interest income	$19	$(50)	$(31)

Provision for Loan Losses.  There was no provision for loan losses for the three months ended March 31, 2013 compared to $160,000 for the three months ended March 31, 2012. The provision decreased primarily due to a decrease in charge-offs. Net charge-offs were $23,000 for the three months ended March 31, 2013 compared to $155,000 for the three months ended March 31, 2012.  The decrease is also attributable to an increase in loans that were separately evaluated for impairment in the current period and did not require a specific reserve.

Noninterest Income.  Noninterest income increased $412,000, or 48.1%, to $1.3 million for the three months ended March 31, 2013 compared to $857,000 for the three months ended March 31, 2012. Insurance commissions increased $388,000 primarily due to a $257,000 increase in contingency fee income.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Compensation and employee benefits	$1,520	$1,377
Occupancy	300	317
FDIC insurance premiums	43	58
Data processing	143	137
Professional services	165	252
Advertising	139	37
Stationary, printing and supplies	21	24
Telephone	12	13
Postage	34	34
Correspondent bank fees	31	35
Real estate owned (income) expense	(6)	30
Amortization of intangibles	23	27
All other	187	181
Total noninterest expense	$2,612	$2,522

Noninterest expense increased $90,000, or 3.6%, to $2.6 million for the three months ended March 31, 2013 compared to $2.5 million for the three months ended March 31, 2012. Compensation expense increased $143,000 primarily due to the hiring of additional staff at Exchange Underwriters and an increase in stock-based compensation expense. In addition, advertising expense increased $102,000 primarily related to a cooperative marketing agreement that was signed by Exchange Underwriters. This was partially offset by an $87,000 decrease in professional services primarily due to costs associated with strategic planning analysis and initiatives in the prior period.

Income Tax Expense.  Income tax expense for the three months ended March 31, 2013 increased to $351,000 compared to $265,000 for the three months ended March 31, 2012 primarily due to a $449,000 increase in income before income tax expense. The effective tax rate was 29.6% for the three months ended March 31, 2013 compared to 29.3% for the three months ended March 31, 2012.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2013, cash and cash equivalents totaled $4.8 million and securities available-for-sale, which provides an additional source of liquidity, totaled $36.5 million. In addition, at March 31, 2013, the maximum remaining borrowing capacity at the FHLB of Pittsburgh was approximately $123.9 million. We also have the ability to borrow from two unsecured discretionary lines of credit totaling $13.0 million. At March 31, 2013 and December 31, 2012, the Bank had not taken any advances on the line of credits.

Certificates of deposit due within one year of March 31, 2013 totaled $41.0 million, or 45.0% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and borrowings. We believe, however, based on past experience that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table summarizes the Company’s commitments at the date indicated.

March 31,
(Dollars in thousands)	2013
Loans in process	$6,848
Unused consumer revolving lines of credit	4,186
Unused commercial lines of credit	11,313
Commitments to originate one-to four- family residential loans	219
Commitments to originate consumer loans	1,716
Commitments to originate commercial loans	8,101
Total commitments outstanding	$32,383

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2013 and December 31, 2012, we exceeded all of our regulatory capital requirements and are considered “well capitalized” under regulatory guidelines. The following table sets forth the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized (dollars in thousands).

					To Be Well
			For Capital		Capitalized
			Adequacy		Under Prompt
	Actual		Purposes		Corrective Action
March 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$47,916	24.10%	$15,906	8.00%	$19,882	10.00%
Tier 1 capital (to risk weighted assets)	45,426	22.85	7,953	4.00	11,929	6.00
Tier 1 capital (to adjusted total assets)	45,426	14.54	12,493	4.00	15,616	5.00
Tangible capital (to tangible assets)	45,426	14.54	4,685	1.50	N/A	N/A

December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$47,011	23.81%	$15,798	8.00%	$19,748	10.00%
Tier 1 capital (to risk weighted assets)	44,537	22.55	7,899	4.00	11,849	6.00
Tier 1 capital (to adjusted total assets)	44,537	14.02	12,706	4.00	15,883	5.00
Tangible capital (to tangible assets)	44,537	14.02	4,765	1.50	N/A	N/A

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

For the three months ended March 31, 2013, we engaged in no off-balance sheet transactions.

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

There has been no change in FedFirst Financial’s internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, FedFirst Financial’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company made the following purchases of its common stock during the three months ended March 31, 2013. Based upon state of incorporation, shares of common stock are retired upon purchase.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
January 1-31, 2013	-	$-	-	-
February 1-28, 2013	-	-	-	254,000
March 1-31, 2013	15,000	17.33	15,000	239,000
Total	15,000	17.33	15,000

(1)
On January 23, 2013, the Company announced that the board of directors had approved a program allowing the Company to repurchase up to 254,000 shares of the Company’s outstanding common stock, which was approximately 10% of outstanding shares. This repurchase program is scheduled to expire on February 14, 2014. As of March 31, 2013, 15,000 shares of the Company’s common stock had been repurchased under this program.

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
101.0*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements

_______________________________
* Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDFIRST FINANCIAL CORPORATION
(Registrant)

Date:	May 13, 2013	/s/ Patrick G. O’Brien
Patrick G. O’Brien
President and Chief Executive Officer

Date:	May 13, 2013	/s/ Jamie L. Prah
Jamie L. Prah
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)