Form 10-Q
period 2013-06-30
FedFirst Financial Corp
filed 2013-08-09
CIK 1486058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [x]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [x]

As of August 6, 2013, the issuer had 2,458,392 shares of common stock outstanding.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AT
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

(Dollars in thousands, except share data)	June 30, 2013	December 31, 2012
Assets:

Cash and cash equivalents:
Cash and due from banks	$1,958	$2,044
Interest-earning deposits	6,886	3,830
Total cash and cash equivalents	8,844	5,874

Securities available-for-sale	31,617	42,582
Loans, net	255,362	249,530
Federal Home Loan Bank ("FHLB") stock, at cost	2,251	3,787
Accrued interest receivable - loans	863	829
Accrued interest receivable - securities	156	206
Premises and equipment, net	1,705	1,797
Bank-owned life insurance	8,439	8,317
Goodwill	1,080	1,080
Real estate owned	633	146
Deferred tax assets	2,330	2,511
Other assets	1,090	2,101
Total assets	$314,370	$318,760

Liabilities and Stockholders' Equity:

Deposits:
Noninterest-bearing	$26,203	$23,987
Interest-bearing	196,825	190,070
Total deposits	223,028	214,057

Borrowings	34,877	48,678
Advance payments by borrowers for taxes and insurance	614	681
Accrued interest payable - deposits	109	144
Accrued interest payable - borrowings	152	158
Other liabilities	1,949	1,748
Total liabilities	260,729	265,466

Stockholders' equity
FedFirst Financial Corporation stockholders' equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock $0.01 par value; 20,000,000 shares authorized; 2,499,892 and 2,540,341 shares issued and outstanding	25	25
Additional paid-in-capital	34,102	34,986
Retained earnings - substantially restricted	20,945	19,821
Accumulated other comprehensive loss, net of deferred tax benefit of $(250)	(388)	(388)
Unearned Employee Stock Ownership Plan ("ESOP")	(1,123)	(1,210)
Total FedFirst Financial Corporation stockholders' equity	53,561	53,234
Noncontrolling interest in subsidiary	80	60
Total stockholders' equity	53,641	53,294
Total liabilities and stockholders' equity	$314,370	$318,760

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012

Interest income:
Loans	$3,018	$3,050	$5,943	$6,200
Securities - taxable	222	393	499	821
Securities - tax exempt	38	38	76	73
Other interest-earning assets	4	9	8	15
Total interest income	3,282	3,490	6,526	7,109

Interest expense:
Deposits	361	533	745	1,135
Borrowings	320	431	650	885
Total interest expense	681	964	1,395	2,020
Net interest income	2,601	2,526	5,131	5,089

Provision for loan losses	165	50	165	210
Net interest income after provision for loan losses	2,436	2,476	4,966	4,879

Noninterest income:
Fees and service charges	206	162	389	317
Insurance commissions	736	559	1,750	1,185
Income from bank-owned life insurance	61	65	122	130
Other	81	70	92	81
Total noninterest income	1,084	856	2,353	1,713

Noninterest expense:
Compensation and employee benefits	1,580	1,417	3,100	2,794
Occupancy	278	300	578	617
FDIC insurance premiums	47	54	90	112
Data processing	140	133	283	270
Professional services	137	147	302	399
Advertising	123	37	262	74
Other	287	311	589	655
Total noninterest expense	2,592	2,399	5,204	4,921

Income before income tax expense and noncontrolling interest in net income of consolidated subsidiary	928	933	2,115	1,671
Income tax expense	342	335	693	600
Net income before noncontrolling interest in net income of consolidated subsidiary	586	598	1,422	1,071
Noncontrolling interest in net income of consolidated subsidiary	10	4	52	21
Net income of FedFirst Financial Corporation	$576	$594	$1,370	$1,050

Earnings per share:
Basic	$0.24	$0.21	$0.56	$0.37
Diluted	0.23	0.21	0.55	0.37

Weighted-average shares outstanding:
Basic	2,446,186	2,884,156	2,450,894	2,846,518
Diluted	2,479,834	2,887,210	2,478,222	2,849,534

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012

Net income before noncontrolling interest in net income of consolidated subsidiary	$586	$598	$1,422	$1,071

Other comprehensive (loss) income:
Unrealized (loss) gain on securities available-for-sale, net of income tax (benefit) expense	(116)	78	-	(103)
Other comprehensive (loss) income, net of income tax (benefit) expense	(116)	78	-	(103)
Comprehensive income	470	676	1,422	968
Less: Comprehensive income attributable to the noncontrolling interest in subsidiary	10	4	52	21
Comprehensive income attributable to FedFirst Financial Corporation	$460	$672	$1,370	$947

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
December 31, 2011	$30	$41,630	$18,650	$(167)	$(1,382)	$40	$58,801
Comprehensive income:
Net income	-	-	1,050	-	-	21	1,071
Other comprehensive loss, net of tax of $(66)	-	-	-	(103)	-	-	(103)
Issuance of common stock (16,240 shares)	-	226	-	-	-	-	226
Purchase and retirement of common stock (80,000 shares)	(1)	(1,119)	-	-	-	-	(1,120)
ESOP shares committed to be released	-	(29)	-	-	86	-	57
Stock-based compensation expense	-	69	-	-	-	-	69
Stock awards granted (16,240 shares)	-	(226)	-	-	-	-	(226)
Distribution to noncontrolling shareholder	-	-	-	-	-	(12)	(12)
Dividends paid ($0.07 per share)	-	-	(199)	-	-	-	(199)
June 30, 2012	$29	$40,551	$19,501	$(270)	$(1,296)	$49	$58,564

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
December 31, 2012	$25	$34,986	$19,821	$(388)	$(1,210)	$60	$53,294
Comprehensive income:
Net income	-	-	1,370	-	-	52	1,422
Issuance of common stock (14,750 shares)	-	260	-	-	-	-	260
Purchase and retirement of common stock (55,152 shares)	-	(992)	-	-	-	-	(992)
ESOP shares committed to be released	-	(14)	-	-	87	-	73
Stock-based compensation expense	-	122	-	-	-	-	122
Stock awards granted (14,750 shares)	-	(260)	-	-	-	-	(260)
Distribution to noncontrolling shareholder	-	-	-	-	-	(32)	(32)
Dividends paid ($0.10 per share)	-	-	(246)	-	-	-	(246)
June 30, 2013	$25	$34,102	$20,945	$(388)	$(1,123)	$80	$53,641

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net income of FedFirst Financial Corporation	$1,370	$1,050
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest in net income of consolidated subsidiary	52	21
Provision for loan losses	165	210
Depreciation	150	204
Amortization of intangibles	33	54
Net amortization of security premiums and loan costs	256	301
Noncash expense for ESOP	73	57
Noncash expense for stock-based compensation	122	69
Increase in bank-owned life insurance	(122)	(130)
Refund of FDIC prepaid insurance assessment	643	-
Decrease in other assets	523	408
Increase (decrease) in other liabilities	160	(648)
Net cash provided by operating activities	3,425	1,596

Cash flows from investing activities:
Net loan (originations) repayments	(6,602)	2,007
Proceeds from maturities of and principal repayments of securities available-for-sale	10,807	10,079
Purchases of securities available-for-sale	-	(9,299)
Purchases of premises and equipment	(58)	(65)
Decrease in FHLB stock, at cost	1,536	521
Proceeds from sales of real estate owned	29	325
Net cash provided by investing activities	5,712	3,568

Cash flows from financing activities:
Net decrease in short-term borrowings	(12,000)	-
Repayments of long-term borrowings	(1,801)	(3,408)
Net increase in deposits	8,971	7,679
(Decrease) increase in advance payments by borrowers for taxes and insurance	(67)	94
Purchase and retirement of common stock	(992)	(1,120)
Dividends paid	(246)	(199)
Distribution to noncontrolling shareholder	(32)	(12)
Net cash (used in) provided by financing activities	(6,167)	3,034

Net increase in cash and cash equivalents	2,970	8,198
Cash and cash equivalents, beginning of period	5,874	14,571

Cash and cash equivalents, end of period	$8,844	$22,769

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $780 and $1,192 respectively)	$1,480	$2,089
Income tax expense	135	720

Real estate acquired in settlement of loans	507	20

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

The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Note 2.  Recent Accounting Pronouncements

ASU 2012-04 Technical Corrections and Improvements. In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-04, Technical Corrections and Improvements, which makes certain minor technical corrections to the FASB Accounting Standards Codification (“ASC”) and includes conforming amendments that are nonsubstantive in nature and identify when the use of fair value should be linked to the definition of fair value in ASC Topic 820, Fair Value Measurement. The amendments affect various ASC topics and include source literature amendments, guidance clarification and reference corrections, and relocated guidance. The amendments that will not have transition guidance were effective upon issuance and the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Company’s financial condition and results of operation.

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

ASU 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU is intended to eliminate diversity in practice resulting from a lack of guidance on this topic in current GAAP. Under the ASU, an entity generally must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this ASU will not have a material impact on the Company’s financial condition and results of operation.

Note 3.  Securities

The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal bonds	$8,023	$261	$234	$8,050
Mortgage-backed - GSEs	9,299	451	-	9,750
REMICs	10,937	168	6	11,099
Corporate debt	3,996	-	1,278	2,718
Total securities available-for-sale	$32,255	$880	$1,518	$31,617

December 31, 2012
Municipal bonds	$8,756	$435	$10	$9,181
Mortgage-backed - GSEs	12,120	695	-	12,815
REMICs	18,345	355	-	18,700
Corporate debt	3,995	-	2,113	1,882
Equities	4	-	-	4
Total securities available-for-sale	$43,220	$1,485	$2,123	$42,582

The amortized cost and fair value of securities at June 30, 2013 by contractual maturity were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1	$1
Due from one to five years	2,120	2,377
Due from five to ten years	7,177	7,188
Due after ten years	22,957	22,051
Total	$32,255	$31,617

The following table presents gross unrealized losses and fair value of securities aggregated by category and length of time that individual securities have been in a continuous loss position at the dates indicated (dollars in thousands).

	Less than 12 months			12 months or more			Total
June 30, 2013	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Municipal bonds	3	$5,224	$234	-	$-	$-	3	$5,224	$234
REMICs	1	1,813	6	-	-	-	1	1,813	6
Corporate debt	-	-	-	3	2,718	1,278	3	2,718	1,278
Total securities temporarily impaired	4	$7,037	$240	3	$2,718	$1,278	7	$9,755	$1,518

	Less than 12 months			12 months or more			Total
December 31, 2012	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Municipal bonds	1	$1,151	$10	-	$-	$-	1	$1,151	$10
Corporate debt	-	-	-	3	1,882	2,113	3	1,882	2,113
Total securities temporarily impaired	1	$1,151	$10	3	$1,882	$2,113	4	$3,033	$2,123

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

Municipal Bonds – At June 30, 2013, the Company had three municipal bonds with an unrealized loss of $234,000 in an unrealized loss position of less than 12 months. An evaluation was performed on each bond. For two of the bonds, there were no events to indicate deterioration in credit with unchanged, investment grade credit ratings. The Company believes the unrealized loss on these two bonds is due to market conditions, specifically rising interest rates impacting the value of the bonds. The third bond’s credit rating was initially downgraded in 2012 primarily due to budgetary challenges and more recently in July 2013 primarily due to accreditation concerns; however the credit rating remains investment grade and the strong income indicators of the economic base and sound financial policies and practices of the municipality are expected to allow it to repay debt and meet its contractual obligations. Therefore, the Company believes the unrealized loss of this bond is due to changes in market conditions. The Company does not intend to sell the bonds and it is more likely than not that the Company will not be required to sell the bonds before recovery. The Company expects to recover the entire amortized cost basis and concluded that there was no OTTI on these bonds at June 30, 2013.

Corporate Debt – At June 30, 2013, the Company had three securities that were in an unrealized loss position for 12 months or more at an amount of $1.3 million. These securities consist of two pools of trust preferred corporate debt obligations (“CDOs”) collateralized by the trust preferred securities of insurance companies in the United States. These securities were downgraded from their original rating issuance to below investment grade after purchase. The lack of liquidity in the market for this type of security, credit rating downgrades and market uncertainties are factors contributing to the unrealized losses on these securities.

The following table provides additional information related to the Company’s CDOs at June 30, 2013 (dollars in thousands).

Pool	Class	Tranche	Amortized Cost	Fair Value	Unrealized Loss	S&P Rating	Current Number of Insurance Companies	Total Collateral	Current Deferrals and Defaults	Performing Collateral	Additional Immediate Deferrals / Defaults Before Causing an Interest Shortfall (a)	Additional Immediate Deferrals / Defaults Before Causing a Break in Yield (b)
I-PreTSL I	Mezzanine	B-3	$1,500	$832	$(668)	CCC-	16	$188,500	$32,500	$156,000	$100,845	$45,500
I-PreTSL II	Mezzanine	B-3	2,496	1,886	(610)	BB+	24	325,500	24,500	301,000	165,965	117,000
			$3,996	$2,718	$(1,278)

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

These securities are evaluated for OTTI by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit-related OTTI exists. Additionally, reports are reviewed that provide information for the amount of deferral/defaults that would have to occur to prevent the tranche from collecting contractual cash flows (principal and interest). None of these securities are projecting a cash flow disruption, nor have any of these securities experienced a cash flow disruption. The Company also reviewed each of the issues’ collateral participants, including their financial condition, ratings provided by A. M. Best (for insurance companies), and adverse conditions specifically related to industry or geographic area. This information did not suggest additional deferrals or defaults in the future that would result in the securities not receiving all of their contractual cash flows. Based on the analysis performed and the fact that the Company does not expect to sell these securities, and because it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company concluded that there was no OTTI on these securities at June 30, 2013.

Other Securities – This category may include mortgage-backed securities and REMICS.  At June 30, 2013, the Company had one REMIC security that was issued and backed by a Government-Sponsored Enterprise (“FNMA”) with an unrealized loss of $6,000. This security was in an unrealized loss position for less than 12 months. The Company believes the unrealized loss of this security is due to changes in market interest rates or changes in market conditions as there was no indication that the issuer was having financial difficulties. The Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before its recovery. The Company expects to recover the entire amortized cost basis of this security and concluded that there is no OTTI at June 30, 2013.

Note 4.  Loans

The following table sets forth the composition of our loan portfolio at the dates indicated (dollars in thousands).

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Real estate-mortgage:
One- to four-family residential
Originated	$104,637	39.2%	$110,754	43.4%
Purchased	7,954	3.0	10,188	4.0
Total one- to four-family residential	112,591	42.2	120,942	47.4

Multi-family
Originated	10,706	4.0	11,101	4.3
Purchased	3,830	1.4	4,226	1.7
Total multi-family	14,536	5.4	15,327	6.0

Commercial	49,189	18.4	45,504	17.8
Total real estate-mortgage	176,316	66.0	181,773	71.2

Real estate-construction:
Residential	1,883	0.7	1,931	0.8
Commercial	15,194	5.7	5,231	2.0
Total real estate-construction	17,077	6.4	7,162	2.8

Consumer:
Home equity
Loan-to-value ratio of 80% or less	45,736	17.2	41,537	16.3
Loan-to-value ratio of greater than 80%	8,914	3.3	7,841	3.0
Total home equity	54,650	20.5	49,378	19.3

Other	1,730	0.6	1,923	0.8
Total consumer	56,380	21.1	51,301	20.1

Commercial business	17,339	6.5	15,055	5.9
Total loans	$267,112	100.0%	$255,291	100.0%

Net premiums on loans purchased	87		106
Net deferred loan costs	371		450
Loans in process	(9,218)		(3,431)
Allowance for loan losses	(2,990)		(2,886)
Loans, net	$255,362		$249,530

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated (dollars in thousands).

	June 30, 2013			December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due
Real estate - mortgage:
One- to four-family residential
Originated	$-	$290	$281	$1,052	$138	$281
Purchased	-	37	200	-	-	595
Total one- to four-family residential	-	327	481	1,052	138	876
Commercial	199	-	508	456	-	74
Total real estate - mortgage	199	327	989	1,508	138	950

Consumer:
Home equity
Loan-to-value ratio of 80% or less	-	63	-	510	-	-
Loan-to-value ratio of greater than 80%	57	-	33	406	36	-
Total home equity	57	63	33	916	36	-
Other	17	-	-	5	-	-
Total consumer	74	63	33	921	36	-

Commercial business	-	-	-	8	-	-
Total delinquencies	$273	$390	$1,022	$2,437	$174	$950

Nonperforming Assets.  The following table provides information with respect to our nonperforming assets at the dates indicated (dollars in thousands).

	June 30, 2013		December 31, 2012
	Number of Contracts	Amount	Number of Contracts	Amount
Nonaccrual loans:
Real estate - mortgage:
One- to four-family residential
Originated	2	$1,260	2	$1,269
Purchased	2	200	5	763
Total one- to four-family residential	4	1,460	7	2,032

Commercial	2	508	2	172
Total real estate - mortgage	6	1,968	9	2,204

Home equity (loan-to-value ratio of greater than 80%)	1	33	-	-
Total nonaccrual loans	7	2,001	9	2,204

Accruing loans past due 90 days or more	-	-	-	-
Total nonaccrual loans and accruing loans past due 90 days or more	7	2,001	9	2,204
Real estate owned	5	633	2	146
Total nonperforming assets	12	$2,634	11	$2,350

Troubled debt restructurings
In nonaccrual status	1	978	3	1,254
Performing under modified terms	8	1,628	7	1,501
Troubled debt restructurings	9	$2,606	10	$2,755

Total nonperforming loans to total loans		0.75%		0.86%
Total nonperforming assets to total assets		0.84		0.74
Total nonperforming assets and troubled debt restructurings performing under modified terms to total assets		1.36		1.21

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

There were no loans modified as a TDR during the three and six months ended June 30, 2013 and 2012. During the three and six month ended June 30, 2013, one commercial real estate loan TDR with a balance of $76,000 was paid off. During the six months ended June 30, 2012, one commercial real estate loan TDR with a balance of $66,000 was paid off.

Impaired Loans.  The following tables summarize information in regards to impaired loans by loan portfolio class at the dates indicated (dollars in thousands).

June 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded
One- to four-family originated residential	$1,515	$1,515	$-	$1,521	$36
Commercial real estate	2,939	2,939	-	2,960	85
Home equity (loan-to-value ratio of 80% or less)	133	133	-	134	4
Other consumer	7	7	-	8	-
Total impaired loans	$4,594	$4,594	$-	$4,623	$125

December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded
One- to four-family originated residential	$1,528	$1,528	$-	$1,625	$16
One- to four-family purchased residential	309	509	-	411	2
Commercial real estate	2,571	2,683	-	2,799	168
Home equity (loan-to-value ratio of 80% or less)	136	136	-	138	9
Other consumer	8	8	-	10	-
Total impaired loans	$4,552	$4,864	$-	$4,983	$195

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

Allowance on Impaired Loans. We establish an allowance for loans that are individually evaluated and determined to be impaired. The amount of impairment is determined by the difference between the present value of the expected cash flows related to the loan, using current interest rates and its recorded value, or, as a practical measure in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans less estimated selling costs. At June 30, 2013, there were seven loan relationships that were individually evaluated for impairment, of which three were considered TDRs. TDR and impaired loan activity and any related specific allowances were previously discussed in the “Troubled Debt Restructurings” and “Impaired Loans” sections.

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

We also consider qualitative or environmental factors that are likely to cause estimated credit losses associated with the bank’s existing portfolio to differ from historical loss experience. Our historical loss experience and qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in our loan portfolio and economy. At June 30, 2013, we utilized six years of loss history and, generally, periods where we did not experience any losses were excluded from determining the historical average loss for each loan class. Certain historical loss factors are annually adjusted when another complete year of loss history is available in order to incorporate recent loss experience in the allowance calculation.

The following table summarizes the activity in the allowance for loan losses for the three and six months ended June 30, 2013 (dollars in thousands).

	Real estate - mortgage					Real estate-construction		Consumer
	One- to four-family							Home equity (loan- to-value ratio of
	residential		Multi-family					80%	greater	Other	Commercial
	(originated)	(purchased)	(originated)	(purchased)	Commercial	Residential	Commercial	or less)	than 80%)	Consumer	business	Unallocated	Total

Loan Balance	$104,637	$7,954	$10,706	$3,830	$49,189	$1,883	$15,194	$45,736	$8,914	$1,730	$17,339		$267,112

Allowance for loan losses:
March 31, 2013	$448	$340	$33	$102	$807	$3	$18	$464	$264	$18	$263	$103	$2,863
Charge-offs	(12)	(4)	-	-	-	-	-	-	(35)	-	-	-	(51)
Recoveries	3	-	-	-	9	-	-	-	1	-	-	-	13
Provision	18	(36)	(1)	(9)	37	-	5	11	54	-	22	64	165
June 30, 2013	$457	$300	$32	$93	$853	$3	$23	$475	$284	$18	$285	$167	$2,990

December 31, 2012	$466	$372	$33	$102	$802	$3	$8	$434	$246	$19	$245	$156	$2,886
Charge-offs	(12)	(33)	-	-	-	-	-	-	(35)	-	-	-	(80)
Recoveries	6	-	-	-	9	-	-	-	1	3	-	-	19
Provision	(3)	(39)	(1)	(9)	42	-	15	41	72	(4)	40	11	165
June 30, 2013	$457	$300	$32	$93	$853	$3	$23	$475	$284	$18	$285	$167	$2,990

Collectively evaluated on historical loss experience	$130	$134	$-	$58	$97	$-	$-	$65	$111	$13	$10	$-	$618
Collectively evaluated on qualitative factors	327	166	32	35	756	3	23	410	173	5	275	-	2,205
Unallocated	-	-	-	-	-	-	-	-	-	-	-	167	167

Total allowance for loan losses	$457	$300	$32	$93	$853	$3	$23	$475	$284	$18	$285	$167	$2,990

Percent of Allowance	15.3%	10.0%	1.1%	3.1%	28.5%	0.1%	0.8%	15.9%	9.5%	0.6%	9.5%	5.6%	100.0%

Percent of Loans (1)	39.2%	3.0%	4.0%	1.4%	18.4%	0.7%	5.7%	17.2%	3.3%	0.6%	6.5%		100.0%

(1)	Represents percentage of loans in each category to total loans.

The following table summarizes the activity in the allowance for loan losses for the three and six months ended June 30, 2012 (dollars in thousands).

	Real estate - mortgage					Real estate-construction		Consumer
	One- to four-family							Home equity (loan- to-value ratio of
	residential		Multi-family					80%	greater	Other	Commercial
	(originated)	(purchased)	(originated)	(purchased)	Commercial	Residential	Commercial	or less)	than 80%)	Consumer	business	Unallocated	Total

Loan Balance	$111,630	$14,180	$11,828	$5,050	$40,856	$3,240	$6,233	$35,949	$8,068	$1,457	$10,935		$249,426

Allowance for loan losses:
March 31, 2012	$576	$435	$37	$123	$922	$6	$13	$377	$249	$21	$204	$140	$3,103
Charge-offs	(115)	(3)	-	-	(33)	-	-	-	-	-	(15)	-	(166)
Recoveries	-	-	-	-	-	-	-	-	1	-	-	-	1
Provision	36	94	(1)	(1)	(101)	(1)	(4)	37	13	(4)	(17)	(1)	50
June 30, 2012	$497	$526	$36	$122	$788	$5	$9	$414	$263	$17	$172	$139	$2,988

December 31, 2011	$534	$465	$39	$124	$858	$6	$12	$379	$267	$24	$242	$148	$3,098
Charge-offs	(115)	(109)	-	-	(33)	-	-	-	(49)	-	(15)	-	(321)
Recoveries	-	-	-	-	-	-	-	-	1	-	-	-	1
Provision	78	170	(3)	(2)	(37)	(1)	(3)	35	44	(7)	(55)	(9)	210
June 30, 2012	$497	$526	$36	$122	$788	$5	$9	$414	$263	$17	$172	$139	$2,988

Collectively evaluated on historical loss experience	$147	$204	$-	$77	$105	$-	$-	$82	$110	$13	$2	$-	$740
Collectively evaluated on qualitative factors	350	322	36	45	683	5	9	332	153	4	170	-	2,109
Unallocated	-	-	-	-	-	-	-	-	-	-	-	139	139

Total allowance for loan losses	$497	$526	$36	$122	$788	$5	$9	$414	$263	$17	$172	$139	$2,988

Percent of Allowance	16.6%	17.6%	1.2%	4.1%	26.4%	0.2%	0.3%	13.9%	8.8%	0.6%	5.7%	4.6%	100.0%

Percent of Loans (1)	44.8%	5.7%	4.7%	2.0%	16.4%	1.3%	2.5%	14.4%	3.2%	0.6%	4.4%		100.0%

(1)	Represents percentage of loans in each category to total loans.

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

	Real estate - mortgage					Real estate-construction		Consumer
	One- to four-family							Home equity (loan- to-value ratio of
	residential		Multi-family					80%	greater	Other	Commercial	Total
June 30, 2013	(originated)	(purchased)	(originated)	(purchased)	Commercial	Residential	Commercial	or less)	than 80%)	Consumer	business	loans
Grade:
Pass	$102,946	$7,588	$10,706	$3,830	$45,681	$1,883	$15,194	$45,603	$8,881	$1,723	$17,274	$261,309
Special Mention	-	-	-	-	344	-	-	-	-	-	-	344
Substandard	1,691	366	-	-	3,164	-	-	133	33	7	65	5,459
Total	$104,637	$7,954	$10,706	$3,830	$49,189	$1,883	$15,194	$45,736	$8,914	$1,730	$17,339	$267,112

	Real estate - mortgage					Real estate-construction		Consumer
	One- to four-family							Home equity (loan- to-value ratio of
	residential		Multi-family					80%	greater	Other	Commercial	Total
December 31, 2012	(originated)	(purchased)	(originated)	(purchased)	Commercial	Residential	Commercial	or less)	than 80%)	Consumer	business	loans
Grade:
Pass	$109,226	$9,425	$11,101	$4,226	$42,243	$1,931	$5,231	$41,401	$7,841	$1,915	$14,990	$249,530
Special Mention	-	-	-	-	443	-	-	-	-	-	65	508
Substandard	1,528	763	-	-	2,818	-	-	136	-	8	-	5,253
Total	$110,754	$10,188	$11,101	$4,226	$45,504	$1,931	$5,231	$41,537	$7,841	$1,923	$15,055	$255,291

Note 5.  Deposits

Deposits are summarized as follows (dollars in thousands).

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$26,203	11.7%	$23,987	11.2%
Interest-bearing demand deposits	31,370	14.1	17,878	8.4
Savings accounts	24,601	11.0	24,271	11.3
Money market accounts	50,035	22.4	55,047	25.7
Certificates of deposit	90,819	40.8	92,874	43.4
Total deposits	$223,028	100.0%	$214,057	100.0%

Note 6.  Borrowings

We utilize borrowings as a supplemental source of funds for loans and securities. The primary sources of borrowings are FHLB advances and, to a limited extent, repurchase agreements. At June 30, 2013 and December 31, 2012, we had $35.2 million and $49.1 million of borrowings, respectively, of which $32.2 million and $46.1 million, respectively, were FHLB advances and $3.0 million were repurchase agreements. At June 30, 2013 and December 31, 2012, our FHLB advances were comprised of fixed rate advances.

The following table sets forth borrowings based on their stated maturities and weighted average rates at the dates indicated.

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Due in one year or less	$18,233	3.60%	$19,120	1.52%
Due in one to two years	5,000	2.94	18,000	3.41
Due in two to three years	12,000	3.82	12,000	3.82
Advances	$35,233		$49,120
Less: deferred premium on modification	(356)		(442)
Total advances	$34,877	3.58%	$48,678	2.77%

The following table sets forth information concerning our borrowings for the periods indicated.

(Dollars in thousands)	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Maximum amount outstanding at any month end during the period	$44,020	$48,873
Average amount outstanding during the period	39,279	44,348
Weighted average rate during the period	3.31%	3.66%

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

The following table sets forth basic and diluted earnings per common share at the dates indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012

Net income of FedFirst Financial Corporation	$576	$594	$1,370	$1,050
Weighted-average shares outstanding:
Basic	2,446,186	2,884,156	2,450,894	2,846,518
Effect of dilutive stock options and restrictive stock awards	33,648	3,054	27,328	3,016
Diluted	2,479,834	2,887,210	2,478,222	2,849,534

Earnings per share:
Basic	$0.24	$0.21	$0.56	$0.37
Diluted	0.23	0.21	0.55	0.37

The dilutive effect on average shares outstanding is the result of stock options outstanding and restricted stock. At June 30, 2013 and June 30, 2012, options to purchase 139,983 and 150,017 shares of common stock, respectively, at a weighted average exercise price of $19.30 and $17.02 per share, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Note 8.  Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could realize in a sale transaction on the dates indicated. The estimated fair value amounts were measured as of June 30, 2013 and December 31, 2012 and were not re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to June 30, 2013 and December 31, 2012 may be different than the amounts reported at each period end.

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

In some instances, the fair value of certain securities cannot be determined using these techniques due to the lack of relevant market data. As such, these securities are valued using an alternative technique and classified within Level 3 of the fair value hierarchy. At June 30, 2013, Level 3 includes three corporate debt securities with a fair value of $2.7 million.

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

(Dollars in thousands)	June 30, 2013	December 31, 2012
Significant other observable inputs (Level 2)
Securities available-for-sale
Municipal bonds	$8,050	$9,181
Mortgage-backed - GSEs	9,750	12,815
REMICs	11,099	18,700
Equities	-	4
Total significant other observerable inputs (Level 2)	28,899	40,700

Significant unobservable inputs (Level 3)
Securities available-for-sale
Corporate debt	2,718	1,882
Total significant unobservable inputs (Level 3)	2,718	1,882
Total securities available-for-sale	$31,617	$42,582

Total assets measured at fair value on a recurring basis	$31,617	$42,582

(Dollars in thousands)	Significant Unobservable Inputs (Level 3)
December 31, 2011	$1,486
Unrealized gains	428
Paydowns and maturities	(14)
Net transfers out of level 3	(18)
December 31, 2012	$1,882
Unrealized gains	835
Discount accretion	1
June 30, 2013	$2,718

(Dollars in thousands)	June 30, 2013	December 31, 2012
The amount of total unrealized gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains relating to assets still held at period end	$835	$428

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

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 3
Impaired loans	$518	$518	$4,552	$4,552
Real estate owned	507	507	146	146
Total assets measured at fair value on a nonrecurring basis	$1,025	$1,025	$4,698	$4,698

For Level 3 assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2013, the following table sets forth the significant unobservable inputs used in the fair value measurements.

(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring basis
Securities available-for-sale:
Corporate debt	$ 2,718	Discounted cash flow	Average probability of default	3.46%
			Correlation	50% for issuers in the same industry
			Deferral/default recovery rate	0% on currently defaulted/deferring assets and projected defaults
			Prepayment	0%
Nonrecurring basis
Impaired loans	518	Appraisal value	Selling costs	10-20%
Real estate owned	507	Appraisal value	Selling costs	10-20%

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2013 and December 31, 2012.

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

The following table sets forth the carrying amount and estimated fair value of financial instruments at the dates indicated (dollars in thousands).

	Carrying	Estimated	Fair Value Measurements
June 30, 2013	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$8,844	$8,844	$8,844	$-	$-
Securities available-for-sale	31,617	31,617	-	28,899	2,718
Loans, net	255,362	259,743	-	-	259,743
FHLB stock	2,251	2,251	-	2,251	-
Accrued interest receivable	1,019	1,019	-	1,019	-

Financial liabilities:
Deposits	223,028	223,367	-	223,367	-
Borrowings	34,877	36,197	-	36,197	-
Accrued interest payable	261	261	-	261	-

	Carrying	Estimated	Fair Value Measurements
December 31, 2012	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$5,874	$5,874	$5,874	$-	$-
Securities available-for-sale	42,582	42,582	-	40,700	1,882
Loans, net	249,530	260,538	-	-	260,538
FHLB stock	3,787	3,787	-	3,787	-
Accrued interest receivable	1,035	1,035	-	1,035	-

Financial liabilities:
Deposits	214,057	215,863	-	215,863	-
Borrowings	48,678	50,347	-	50,347	-
Accrued interest payable	302	302	-	302	-

Note 9.  Other Comprehensive Income (Loss)

The following table sets forth the tax effects allocated to each component of the Company’s other comprehensive income (loss) at the dates indicated (dollars in thousands).

Three Months Ended June 30, 2013	Before Income Tax (Benefit) Expense	Income Tax (Benefit) Expense	Net of Income Tax (Benefit) Expense

Other comprehensive loss:
Unrealized loss on securities available-for-sale	$(191)	$(75)	$(116)

Three Months Ended June 30, 2012

Other comprehensive income:
Unrealized gain on securities available-for-sale	$128	$50	$78

Six Months Ended June 30, 2012

Other comprehensive loss:
Unrealized loss on securities available-for-sale	$(169)	$(66)	$(103)

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

	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated

June 30, 2013
Assets	$314,437	$1,185	$53,585	$(54,837)	$314,370
Liabilities	267,505	449	24	(7,249)	260,729
Stockholders' equity	46,932	736	53,561	(47,588)	53,641

December 31, 2012
Assets	$318,576	$1,034	$53,264	$(54,114)	$318,760
Liabilities	273,186	401	30	(8,151)	265,466
Stockholders' equity	45,390	633	53,234	(45,963)	53,294

Three Months Ended June 30, 2013
Total interest income	$3,282	$-	$21	$(21)	$3,282
Total interest expense	702	-	-	(21)	681
Net interest income	2,580	-	21	-	2,601
Provision for loan losses	165	-	-	-	165
Net interest income after provision for loan losses	2,415	-	21	-	2,436
Noninterest income	348	736	-	-	1,084
Noninterest expense	1,866	646	80	-	2,592
Undistributed net income of subsidiary	51	-	615	(666)	-
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	948	90	556	(666)	928
Income tax expense (benefit)	323	39	(20)	-	342
Net income before noncontrolling interest in net income of consolidated subsidiary	625	51	576	(666)	586
Less: Noncontrolling interest in net income of consolidated subsidiary	10	-	-	-	10
Net income of FedFirst Financial Corporation	$615	$51	$576	$(666)	$576

Six Months Ended June 30, 2013
Total interest income	$6,526	$-	$42	$(42)	$6,526
Total interest expense	1,437	-	-	(42)	1,395
Net interest income	5,089	-	42	-	5,131
Provision for loan losses	165	-	-	-	165
Net interest income after provision for loan losses	4,924	-	42	-	4,966
Noninterest income	603	1,750	-	-	2,353
Noninterest expense	3,748	1,302	154	-	5,204
Undistributed net income of subsidiary	261	-	1,444	(1,705)	-
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	2,040	448	1,332	(1,705)	2,115
Income tax expense (benefit)	544	187	(38)	-	693
Net income before noncontrolling interest in net income of consolidated subsidiary	1,496	261	1,370	(1,705)	1,422
Less: Noncontrolling interest in net income of consolidated subsidiary	52	-	-	-	52
Net income of FedFirst Financial Corporation	$1,444	$261	$1,370	$(1,705)	$1,370

(Dollars in thousands)	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated
Three Months Ended June 30, 2012
Total interest income	$3,490	$-	$23	$(23)	$3,490
Total interest expense	987	-	-	(23)	964
Net interest income	2,503	-	23	-	2,526
Provision for loan losses	50	-	-	-	50
Net interest income after provision for loan losses	2,453	-	23	-	2,476
Noninterest income	297	559	-	-	856
Noninterest expense	1,816	515	68	-	2,399
Undistributed net income of subsidiary	22	-	624	(646)	-
Income before income tax expense (benefit) and noncontrolling interest in net loss of consolidated subsidiary	956	44	579	(646)	933
Income tax expense (benefit)	328	22	(15)	-	335
Net income before noncontrolling interest in net loss of consolidated subsidiary	628	22	594	(646)	598
Less: Noncontrolling interest in net loss of consolidated subsidiary	4	-	-	-	4
Net income of FedFirst Financial Corporation	$624	$22	$594	$(646)	$594

Six Months Ended June 30, 2012
Total interest income	$7,108	$1	$47	$(47)	$7,109
Total interest expense	2,067	-	-	(47)	2,020
Net interest income	5,041	1	47	-	5,089
Provision for loan losses	210	-	-	-	210
Net interest income after provision for loan losses	4,831	1	47	-	4,879
Noninterest income	528	1,185	-	-	1,713
Noninterest expense	3,718	994	209	-	4,921
Undistributed net income of subsidiary	106	-	1,157	(1,263)	-
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	1,747	192	995	(1,263)	1,671
Income tax expense (benefit)	569	86	(55)	-	600
Net income before noncontrolling interest in net income of consolidated subsidiary	1,178	106	1,050	(1,263)	1,071
Less: Noncontrolling interest in net income of consolidated subsidiary	21	-	-	-	21
Net income of FedFirst Financial Corporation	$1,157	$106	$1,050	$(1,263)	$1,050

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

On April 2, 2013, the Company granted restricted shares of common stock and options to purchase shares of common stock to certain directors, executive officers and key employees of the Company.  The restricted shares and options vest over five years at the rate of 20% per year and the stock options have a 10 year contractual life from the date of grant. The closing price of the Company’s common stock on the grant date is the exercise price of the options. Details of the grants are summarized as follows at the dates indicated (dollars in thousands, except per share amounts).

April 2 2013
Number of restricted shares granted	14,750
Number of stock options granted	74,170
Grant date common stock price	$17.65
Restricted shares market value before tax	260
Stock options market value before tax	277

Stock option pricing assumptions:
Expected life in years	7
Expected dividend yield	0.91%
Risk-free interest rate	0.82%
Expected volatility	21.8%
Weighted average grant date fair value	$3.73

The Company recognizes expense associated with the awards over the five-year vesting period in accordance with ASC 718 Compensation - Stock Compensation and ASC 505-50 Equity-Based Payments to Non-Employees. Compensation expense was $74,000 for the three months ended June 30, 2013 compared to $41,000 for the three months ended June 30, 2012. For the six months ended June 30, 2013, compensation expense was $122,000 compared to $69,000 for the six months ended June 30, 2012. As of June 30, 2013, there was $1.1 million of total unrecognized compensation cost related to nonvested stock-based compensation compared to $644,000 at December 31, 2012. The compensation expense at June 30, 2013 is expected to be recognized ratably over the weighted average remaining service period of 4.2 years.

	Stock Options
Stock-Based Compensation	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at December 31, 2012	225,119	$16.07	7.29
Granted	74,170	17.65
Forfeited	(94)	14.15
Outstanding at June 30, 2013	299,195	$16.46	7.52

Exercisable at June 30, 2013	97,944	$18.50	4.31

	Stock Options		Restricted Stock Awards
	Number of Shares	Fair-Value Price	Number of Shares	Fair-Value Price
Nonvested at December 31, 2012	133,075	$3.17	22,552	$13.88
Granted	74,170	3.73	14,750	17.65
Vested	(5,900)	3.14	(4,248)	14.26
Forfeited	(94)	6.04	(47)	14.15
Nonvested at June 30, 2013	201,251	$3.38	33,007	$15.52

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

Balance Sheet Analysis

Assets.  Total assets at June 30, 2013 were $314.4 million, a decrease of $4.4 million, or 1.4%, from total assets of $318.8 million at December 31, 2012. During the six months ended June 30, 2013, funds generated from security paydowns and maturities and from deposit growth were used to fund loan growth and paydown borrowings.

Securities available-for-sale decreased $11.0 million, or 25.8%, to $31.6 million at June 30, 2013 compared to $42.6 million at December 31, 2012. The decrease was primarily the result of $10.8 million of paydowns that includes a $700,000 maturity of a municipal bond.

Loans, net, increased $5.8 million, or 2.3%, to $255.4 million at June 30, 2013 compared to $249.5 million at December 31, 2012 primarily due to increases of $5.3 million in home equity loans, $3.7 million in commercial real estate loans and $2.3 million in commercial business loans as well as disbursements on commercial constructions loans, partially offset by a decrease of $8.4 million in residential mortgage loans. While the Bank continues to generate growth in commercial loans, payoffs and paydowns of residential real estate loans have been partially offset by home equity loan originations at shorter terms and lower yields.

FHLB stock decreased $1.5 million, or 40.6%, to $2.3 million at June 30, 2013 compared to $3.8 million at December 31, 2012 due to the FHLB repurchasing excess capital stock.

Other assets decreased $1.0 million, or 48.1%, to $1.1 million at June 30, 2013 compared to $2.1 million at December 31, 2012. The decrease was primarily the result of a $643,000 refund of the FDIC prepaid insurance assessment.

Liabilities.  Total liabilities at June 30, 2013 were $260.7 million, compared to $265.5 million at December 31, 2012, a decrease of $4.7 million, or 1.8%.

Total deposits increased $9.0 million, or 4.2%, to $223.0 million at June 30, 2013 compared to $214.1 million at December 31, 2012. There were increases of $13.5 million in interest-bearing demand deposits and $2.2 million in noninterest-bearing demand deposits partially offset by decreases of $5.0 million in money market accounts and $2.1 million in certificates of deposit. The increase in interest-bearing demand deposits and corresponding decrease in money market accounts was primarily due to the Bank’s reclassification of sweep products in the current period. During the current period, municipal and business customers that use the Bank’s sweep products made large deposits, some of which may be temporary. In addition, due to the low rate environment, the Bank has been selective on promotional rates and has concentrated its efforts on increasing noninterest-bearing accounts by building strong customer relationships. The decrease in certificates of deposits was primarily due to customer hesitancy to commit to long-term rates.

Borrowings decreased $13.8 million, or 28.4%, to $34.9 million at June 30, 2013 compared to $48.7 million at December 31, 2012 primarily due to a $12.0 million decrease in short-term borrowings and paydowns on amortizing advances.

Stockholders’ Equity.  Stockholders’ equity increased $347,000 to $53.6 million at June 30, 2013 compared to $53.3 million at December 31, 2012. Stockholders’ equity increased primarily due to $1.4 million of net income for the six months ended June 30, 2013. This was partially offset by the purchase of 55,152 shares of the Company’s common stock, primarily through the Company’s stock repurchase program, for $992,000 and $246,000 in quarterly dividend payments to stockholders. The second quarter 2013 quarterly dividend payment was increased to $0.06 per common share from $0.04 in the first quarter.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

Overview.  The Company had net income of $576,000 for the three months ended June 30, 2013, compared to $594,000 for the same period in 2012.

	Three Months Ended June 30,
(Dollars in thousands)	2013	2012
Net income of FedFirst Financial Corporation	$576	$594
Return on average assets	0.72%	0.70%
Return on average equity	4.18	4.04
Average equity to average assets	17.32	17.40

Net Interest Income.  Net interest income for the three months ended June 30, 2013 increased $75,000, or 3.0%, to $2.6 million compared to $2.5 million for the three months ended June 30, 2012.

Interest income decreased $208,000, or 6.0%, to $3.3 million for the three months ended June 30, 2013 compared to $3.5 million for the three months ended June 30, 2012. Interest income on loans decreased $32,000, which included the effect of a one-time receipt in the current period of $115,000 upon payoff of an impaired, nonaccrual commercial real estate loan. Interest received while the loan was on nonaccrual was applied to principal and was not recognized to income until payoff. Despite this one-time event, the yield on loans still decreased 24 basis points and was primarily driven by modifications and paydowns of higher yielding residential real estate due to the low interest rate environment that were replaced by originations of home equity and commercial loans at lower yields. The average balance of loans increased $10.0 million and included a change in loan composition with increases in home equity, commercial real estate and commercial business loans partially offset by a decrease in residential real estate. Interest income on securities decreased $171,000 due to decreases of $16.5 million in average balance and 30 basis points in yield, primarily due to paydowns of higher yielding securities.

Interest expense decreased $283,000, or 29.4%, to $681,000 for the three months ended June 30, 2013 compared to $964,000 for the three months ended June 30, 2012 due to decreases of 38 basis points in cost and $16.4 million in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $172,000 due to a decrease in the average balance of higher-cost deposits and a decrease of 32 basis points in cost, primarily related to the repricing of all deposit products at lower rates with the majority of the benefit derived from money market accounts and maturing certificates of deposit. Interest expense on borrowings decreased $111,000 due to a decrease of $11.2 million in average balance, as funds generated from deposit growth and security paydowns were used to payoff higher cost borrowings.

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

	Three Months Ended June 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$254,319	$3,018	4.75%	$244,359	$3,050	4.99%
Securities (3)(4)	34,723	280	3.22	51,195	451	3.52
Other interest-earning assets	9,692	4	0.17	23,332	9	0.15
Total interest-earning assets	298,734	3,302	4.42	318,886	3,510	4.40
Noninterest-earning assets	19,250			18,860
Total assets	$317,984			$337,746

Liabilities and Stockholders' equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$24,251	5	0.08%	$15,746	6	0.15%
Savings accounts	24,626	3	0.05	23,972	12	0.20
Money market accounts	57,616	20	0.14	63,380	75	0.47
Certificates of deposit	91,174	333	1.46	99,715	440	1.77
Total interest-bearing deposits	197,667	361	0.73	202,813	533	1.05

Borrowings	35,253	320	3.63	46,464	431	3.71
Total interest-bearing liabilities	232,920	681	1.17	249,277	964	1.55

Noninterest-bearing liabilities	29,984			29,707
Total liabilities	262,904			278,984

Stockholders' equity	55,080			58,762
Total liabilities and stockholders' equity	$317,984			$337,746

Net interest income		$2,621			$2,546

Interest rate spread			3.25%			2.85%
Net interest margin			3.51			3.19
Average interest-earning assets to average interest-bearing liabilities			128.26%			127.92%

(1)	Amount is net of deferred loan costs, loans in process and allowance for loan losses.
(2)	Amount includes nonaccrual loans in average balances only.
(3)	Amount does not include effect of unrealized gain (loss) on securities available-for-sale.
(4)	Includes municipal bonds; yield and interest are stated on a taxable equivalent basis.

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

	Three Months Ended June 30, 2013
	Compared To
	Three Months Ended June 30, 2012
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$118	$(150)	$(32)
Securities	(135)	(36)	(171)
Other interest-earning assets	(6)	1	(5)
Total interest-earning assets	(23)	(185)	(208)

Interest expense:
Deposits	(14)	(158)	(172)
Borrowings	(102)	(9)	(111)
Total interest-bearing liablities	(116)	(167)	(283)
Change in net interest income	$93	$(18)	$75

Provision for Loan Losses.  The provision for loan losses was $165,000 for the three months ended June 30, 2013 compared to $50,000 for the three months ended June 30, 2012. In the current period, the provision was impacted by a change in the mix of the loan portfolio, including an increase in commercial loans. In the prior period, there was a $170,000 reduction in specific reserves after receiving an updated collateral appraisal on an impaired loan. Net charge-offs were $38,000 for the three months ended June 30, 2013 compared to $165,000 for the three months ended June 30, 2012.

Noninterest Income.  Noninterest income increased $228,000, or 26.6%, to $1.1 million for the three months ended June 30, 2013 compared to $856,000 for the three months ended June 30, 2012. Insurance commissions increased $177,000 primarily due to an increase in commercial-related policies. Fees and service charge income increased $44,000 primarily due to prepayment fees received on commercial loans.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Three Months Ended
	June 30,
(Dollars in thousands)	2013	2012
Compensation and employee benefits	$1,580	$1,417
Occupancy	278	300
FDIC insurance premiums	47	54
Data processing	140	133
Professional services	137	147
Advertising	123	37
Stationary, printing and supplies	21	25
Telephone	12	13
Postage	26	30
Correspondent bank fees	31	33
Real estate owned (income) expense	(8)	(19)
Amortization of intangibles	9	27
All other	196	202
Total noninterest expense	$2,592	$2,399

Noninterest expense increased $193,000, or 8.0%, to $2.6 million for the three months ended June 30, 2013 compared to $2.4 million for the three months ended June 30, 2012. Compensation expense increased $163,000 primarily due to the hiring of additional staff and increases in stock-based compensation and employee benefit expenses. In addition, advertising expense increased $86,000 primarily related to a cooperative marketing agreement that was signed by Exchange Underwriters. This was partially offset by a $22,000 decrease in occupancy expenses and $18,000 decrease in amortization of intangibles primarily due to fully depreciated and amortized assets.

Income Tax Expense.  Income tax expense for the three months ended June 30, 2013 increased to $342,000 compared to $335,000 for the three months ended June 30, 2012. The effective tax rate was 36.9% for the three months ended June 30, 2013 compared to 35.9% for the three months ended June 30, 2012.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

Overview.  The Company had net income of $1.4 million for the six months ended June 30, 2013 compared to $1.1 million for the six months ended June 30, 2012.

	Six Months Ended
	June 30,
(Dollars in thousands)	2013	2012
Net income of FedFirst Financial Corporation	$1,370	$1,050
Return on average assets	0.86%	0.62%
Return on average equity	5.01	3.56
Average equity to average assets	17.25	17.45

Net Interest Income. Net interest income for the six months ended June 30, 2013 increased $42,000 and remained at approximately $5.1 million compared to the six months ended June 30, 2012.

Interest income decreased $583,000, or 8.2%, to $6.5 million for the six months ended June 30, 2013 compared to $7.1 million for the six months ended June 30, 2012. Interest income on loans decreased $257,000, which included the effect of a one-time receipt in the current period of $115,000 upon payoff of an impaired, nonaccrual commercial real estate loan. Interest received while the loan was on nonaccrual was applied to principal and was not recognized to income until payoff. Despite this one-time event, the yield on loans still decreased 35 basis points and was primarily driven by modifications and paydowns of higher yielding residential real estate due to the low interest rate environment that were replaced by originations of home equity and commercial loans at lower yields. The average balance of loans increased $7.2 million and included a change in loan composition with increases in home equity, commercial real estate and commercial business loans partially offset by a decrease in residential real estate. Interest income on securities decreased $319,000 due to decreases of $14.9 million in average balance and 29 basis points in yield, primarily due to paydowns of higher yielding securities.

Interest expense decreased $625,000, or 30.9%, to $1.4 million for the six months ended June 30, 2013 compared to $2.0  million for the six months ended June 30, 2012 due to decreases of 41 basis points in cost and $8.9 million in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $390,000 due to a decrease in the average balance of higher-cost deposits and a decrease of 35 basis points in cost, primarily related to the repricing of all deposit products at lower rates with the majority of the benefit derived from maturing certificates of deposit and money market accounts. Interest expense on borrowings decreased $235,000 due to a decrease of $8.2 million in the average balance coupled with a decrease of 42 basis points in cost, as funds generated from deposit growth and security paydowns were used to payoff higher cost borrowings.

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

	Six Months Ended June 30,
	2013			2012
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$251,770	$5,943	4.72%	$244,570	$6,200	5.07%
Securities (3)(4)	37,667	614	3.26	52,523	932	3.55
Other interest-earning assets	8,651	8	0.18	22,153	15	0.14
Total interest-earning assets	298,088	6,565	4.40	319,246	7,147	4.48
Noninterest-earning assets	18,884			19,073
Total assets	$316,972			$338,319

Liabilities and Stockholders' equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$21,513	9	0.08%	$15,541	13	0.17%
Savings accounts	24,557	6	0.05	23,592	25	0.21
Money market accounts	56,402	41	0.15	62,568	157	0.50
Certificates of deposit	91,613	689	1.50	101,300	940	1.86
Total interest-bearing deposits	194,085	745	0.77	203,001	1,135	1.12

Borrowings	39,279	650	3.31	47,471	885	3.73
Total interest-bearing liabilities	233,364	1,395	1.20	250,472	2,020	1.61

Noninterest-bearing liabilities	28,936			28,800
Total liabilities	262,300			279,272

Stockholders' equity:	54,672			59,047
Total liabilities and stockholders' equity	$316,972			$338,319

Net interest income		$5,170			$5,127

Interest rate spread			3.20%			2.87%
Net interest margin			3.47			3.21
Average interest-earning assets to average interest-bearing liabilities			127.74%			127.46%

(1)	Amount is net of deferred loan costs, loans in process and allowance for loan losses.
(2)	Amount includes nonaccrual loans in average balances only.
(3)	Amount does not include effect of unrealized gain (loss) on securities available-for-sale.
(4)	Includes municipal bonds; yield and interest are stated on a taxable equivalent basis.

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

	Six Months Ended June 30, 2013
	Compared To
	Six Months Ended June 30, 2012
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$180	$(437)	$(257)
Securities	(246)	(71)	(317)
Other interest-earning assets	(10)	3	(7)
Total interest-earning assets	(76)	(505)	(581)

Interest expense:
Deposits	(49)	(341)	(390)
Borrowings	(142)	(93)	(235)
Total interest-bearing liablities	(191)	(434)	(625)
Change in net interest income	$115	$(71)	$44

Provision for Loan Losses.  The provision for loan losses was $165,000 for the six months ended June 30, 2013 compared to $210,000 for the six months ended June 30, 2012. The provision decreased primarily due to a decrease in charge-offs. Net charge-offs were $61,000 for the six months ended June 30, 2013 compared to $320,000 for the six months ended June 30, 2012. In addition, in the prior period, there was a $170,000 reduction in specific reserves after receiving an updated collateral appraisal on an impaired loan.

Noninterest Income.  Noninterest income increased $640,000, or 37.4%, to $2.4 million for the six months ended June 30, 2013 compared to $1.7 million for the six months ended June 30, 2012. In the current period, there was a $565,000 increase in insurance commissions primarily due to an increase in commercial-related policies and a $259,000 increase in contingency fees. In addition, fees and service charge income increased $72,000 primarily due to prepayment fees received on commercial loans.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Six Months Ended
	June 30,
(Dollars in thousands)	2013	2012
Compensation and employee benefits	$3,100	$2,794
Occupancy	578	617
FDIC insurance premiums	90	112
Data processing	283	270
Professional services	302	399
Advertising	262	74
Stationary, printing and supplies	42	49
Telephone	24	26
Postage	60	64
Correspondent bank fees	62	68
Real estate owned (income) expense	(15)	11
Amortization of intangibles	33	54
All other	383	383
Total noninterest expense	$5,204	$4,921

Noninterest expense increased $283,000, or 5.8%, to $5.2 million for the six months ended June 30, 2013 compared to $4.9 million for the six months ended June 30, 2012. Compensation expense increased $306,000 primarily due to the hiring of additional staff and an increase in stock-based compensation. In addition, advertising expense increased $188,000 primarily related to a cooperative marketing agreement that was signed by Exchange Underwriters. This was partially offset by a $97,000 decrease in professional services primarily due to costs associated with strategic planning analysis and initiatives in the prior period and a $39,000 decrease in occupancy expense primarily due to fully depreciated assets.

Income Tax Expense.  Income tax expense for the six months ended June 30, 2013 increased $93,000 to $693,000 compared to $600,000 for the six months ended June 30, 2012 primarily due to a $444,000 increase in net income before income tax expense. The effective tax rate was 32.8% for the six months ended June 30, 2013 compared to 35.9% for the six months ended June 30, 2012.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2013, cash and cash equivalents totaled $8.8 million and unpledged securities available-for-sale, which provides an additional source of liquidity, totaled $8.0 million. In addition, at June 30, 2013, the maximum remaining borrowing capacity at the FHLB of Pittsburgh was approximately $122.8 million. We also have the ability to borrow from two unsecured discretionary lines of credit totaling $13.0 million. At June 30, 2013 and December 31, 2012, the Bank had no advances on the line of credits.

Certificates of deposit due within 12 months of June 30, 2013 totaled $25.7 million, or 28.3% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and borrowings. We believe, however, based on past experience that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table summarizes the Company’s commitments at the date indicated.

June 30,
(Dollars in thousands)	2013
Loans in process	$9,218
Unused consumer revolving lines of credit	4,635
Unused commercial lines of credit	11,161
Commitments to originate one-to four- family residential loans	951
Commitments to originate consumer loans	783
Commitments to originate commercial loans	5,890
Total commitments outstanding	$32,638

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2013 and December 31, 2012, we exceeded all of our regulatory capital requirements and are considered “well capitalized” under regulatory guidelines. The following table sets forth the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized (dollars in thousands).

					To Be Well
			For Capital		Capitalized
			Adequacy		Under Prompt
	Actual		Purposes		Corrective Action
June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$48,625	24.04%	$16,182	8.00%	$20,228	10.00%
Tier 1 capital (to risk weighted assets)	46,091	22.79	8,091	4.00	12,137	6.00
Tier 1 capital (to adjusted total assets)	46,091	14.71	12,530	4.00	15,662	5.00
Tangible capital (to tangible assets)	46,091	14.71	4,699	1.50	N/A	N/A

December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$47,011	23.81%	$15,758	8.00%	$19,748	10.00%
Tier 1 capital (to risk weighted assets)	44,537	22.55	7,899	4.00	11,849	6.00
Tier 1 capital (to adjusted total assets)	44,537	14.02	12,706	4.00	15,883	5.00
Tangible capital (to tangible assets)	44,537	14.02	4,765	1.50	N/A	N/A

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

For the six months ended June 30, 2013, we engaged in no off-balance sheet transactions.

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

There has been no change in FedFirst Financial’s internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, FedFirst Financial’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company made the following purchases of its common stock during the three months ended June 30, 2013. Based upon state of incorporation, shares of common stock are retired upon purchase.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
April 1-30, 2013	25,152	$17.81	25,000	214,000
May 1-31, 2013	-	-	-	214,000
June 1-30, 2013	15,000	19.03	15,000	199,000
Total	40,152	18.27	40,000

(1)
On January 23, 2013, the Company announced that the board of directors had approved a program allowing the Company to repurchase up to 254,000 shares of the Company’s outstanding common stock, which was approximately 10% of outstanding shares. This repurchase program is scheduled to expire on February 14, 2014. As of June 30, 2013, 55,000 shares of the Company’s common stock had been repurchased under this program.

(2)
In April 2013, the Company purchased 152 shares that were not made pursuant to a publicly announced program. It was the Company’s obligation to purchase shares from participants in the Company’s Equity Incentive Plan to cover income taxes on vested shares.

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
101.0*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements

_______________________________
* Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDFIRST FINANCIAL CORPORATION
(Registrant)

Date:	August 9, 2013	/s/ Patrick G. O’Brien
Patrick G. O’Brien
President and Chief Executive Officer

Date:	August 9, 2013	/s/ Jamie L. Prah
Jamie L. Prah
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)