Form 10-Q
period 2013-09-30
FedFirst Financial Corp
filed 2013-11-12
CIK 1486058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 5, 2013, the issuer had 2,418,493 shares of common stock outstanding.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AT SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

(Dollars in thousands, except share data)	September 30, 2013	December 31, 2012
Assets:

Cash and cash equivalents:
Cash and due from banks	$1,984	$2,044
Interest-earning deposits	12,105	3,830
Total cash and cash equivalents	14,089	5,874

Securities available-for-sale	28,969	42,582
Loans, net	261,737	249,530
Federal Home Loan Bank ("FHLB") stock, at cost	2,264	3,787
Accrued interest receivable - loans	852	829
Accrued interest receivable - securities	156	206
Premises and equipment, net	1,696	1,797
Bank-owned life insurance	8,499	8,317
Goodwill	1,080	1,080
Real estate owned	505	146
Deferred tax assets	2,112	2,511
Other assets	554	2,101
Total assets	$322,513	$318,760

Liabilities and Stockholders' Equity:

Deposits:
Noninterest-bearing	$29,495	$23,987
Interest-bearing	195,373	190,070
Total deposits	224,868	214,057

Borrowings	42,500	48,678
Advance payments by borrowers for taxes and insurance	113	681
Accrued interest payable - deposits	98	144
Accrued interest payable - borrowings	153	158
Other liabilities	1,517	1,748
Total liabilities	269,249	265,466

Stockholders' equity
FedFirst Financial Corporation stockholders' equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock $0.01 par value; 20,000,000 shares authorized; 2,431,993 and 2,540,341 shares issued and outstanding	24	25
Additional paid-in-capital	32,859	34,986
Retained earnings - substantially restricted	21,265	19,821
Accumulated other comprehensive income (loss), net of deferred taxes (benefit) of $64 and $(250)	98	(388)
Unearned Employee Stock Ownership Plan ("ESOP")	(1,080)	(1,210)
Total FedFirst Financial Corporation stockholders' equity	53,166	53,234
Noncontrolling interest in subsidiary	98	60
Total stockholders' equity	53,264	53,294
Total liabilities and stockholders' equity	$322,513	$318,760

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012

Interest income:
Loans	$2,912	$3,092	$8,855	$9,292
Securities - taxable	196	361	695	1,182
Securities - tax exempt	37	38	113	111
Other interest-earning assets	10	9	18	24
Total interest income	3,155	3,500	9,681	10,609

Interest expense:
Deposits	341	457	1,086	1,592
Borrowings	317	394	967	1,279
Total interest expense	658	851	2,053	2,871
Net interest income	2,497	2,649	7,628	7,738

Provision for loan losses	200	100	365	310
Net interest income after provision for loan losses	2,297	2,549	7,263	7,428

Noninterest income:
Fees and service charges	187	159	576	476
Insurance commissions	755	562	2,505	1,747
Income from bank-owned life insurance	60	97	182	227
Other	6	12	98	93
Total noninterest income	1,008	830	3,361	2,543

Noninterest expense:
Compensation and employee benefits	1,484	1,405	4,584	4,199
Occupancy	271	291	849	908
FDIC insurance premiums	44	50	134	162
Data processing	144	142	427	412
Professional services	139	137	441	536
Advertising	123	47	385	121
Other	346	307	935	962
Total noninterest expense	2,551	2,379	7,755	7,300

Income before income tax expense and noncontrolling interest in net income of consolidated subsidiary	754	1,000	2,869	2,671
Income tax expense	273	346	966	946
Net income before noncontrolling interest in net income of consolidated subsidiary	481	654	1,903	1,725
Noncontrolling interest in net income of consolidated subsidiary	18	5	70	26
Net income of FedFirst Financial Corporation	$463	$649	$1,833	$1,699

Earnings per share:
Basic	$0.20	$0.23	$0.75	$0.60
Diluted	0.19	0.23	0.75	0.60

Weighted-average shares outstanding:
Basic	2,373,378	2,867,983	2,428,692	2,836,388
Diluted	2,407,398	2,871,313	2,460,099	2,839,577

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012

Net income before noncontrolling interest in net income of consolidated subsidiary	$481	$654	$1,903	$1,725

Other comprehensive income:
Unrealized gain on securities available-for-sale, net of income tax expense	486	136	486	33
Other comprehensive income, net of income tax expense	486	136	486	33
Comprehensive income	967	790	2,389	1,758
Less: Comprehensive income attributable to the noncontrolling interest in subsidiary	18	5	70	26
Comprehensive income attributable to FedFirst Financial Corporation	$949	$785	$2,319	$1,732

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
December 31, 2011	$30	$41,630	$18,650	$(167)	$(1,382)	$40	$58,801
Comprehensive income:
Net income	-	-	1,699	-	-	26	1,725
Other comprehensive income, net of tax of $21	-	-	-	33	-	-	33
Issuance of common stock (16,240 shares)	-	226	-	-	-	-	226
Purchase and retirement of common stock (109,442 shares)	(1)	(1,565)	-	-	-	-	(1,566)
ESOP shares committed to be released	-	(42)	-	-	129	-	87
Stock-based compensation expense	-	108	-	-	-	-	108
Stock awards granted (16,240 shares)	-	(226)	-	-	-	-	(226)
Distribution to noncontrolling shareholder	-	-	-	-	-	(12)	(12)
Dividends paid ($0.11 per share)	-	-	(312)	-	-	-	(312)
September 30, 2012	$29	$40,131	$20,037	$(134)	$(1,253)	$54	$58,864

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
December 31, 2012	$25	$34,986	$19,821	$(388)	$(1,210)	$60	$53,294
Comprehensive income:
Net income	-	-	1,833	-	-	70	1,903
Other comprehensive income, net of tax of $314	-	-	-	486	-	-	486
Issuance of common stock (14,750 shares)	-	260	-	-	-	-	260
Purchase and retirement of common stock (122,957 shares)	(1)	(2,298)	-	-	-	-	(2,299)
ESOP shares committed to be released	-	(17)	-	-	130	-	113
Stock-based compensation expense	-	190	-	-	-	-	190
Stock awards granted (14,750 shares)	-	(260)	-	-	-	-	(260)
Stock options exercised	-	(2)	-	-	-	-	(2)
Distribution to noncontrolling shareholder	-	-	-	-	-	(32)	(32)
Dividends paid ($0.16 per share)	-	-	(389)	-	-	-	(389)
September 30, 2013	$24	$32,859	$21,265	$98	$(1,080)	$98	$53,264

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net income of FedFirst Financial Corporation	$1,833	$1,699
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest in net income of consolidated subsidiary	70	26
Provision for loan losses	365	310
Depreciation	217	290
Amortization of intangibles	42	82
Impairment loss on real estate owned	42	-
Net amortization of security premiums and loan costs	315	475
Noncash expense for ESOP	113	87
Noncash expense for stock-based compensation	190	108
Increase in bank-owned life insurance	(182)	(194)
Refund of FDIC prepaid insurance assessment	643	-
Decrease in other assets	947	407
Increase (decrease) in other liabilities	(282)	(498)
Net cash provided by operating activities	4,313	2,792

Cash flows from investing activities:
Net loan (originations) repayments	(13,183)	3,219
Proceeds from maturities of and principal repayments of securities available-for-sale	14,202	14,519
Purchases of securities available-for-sale	-	(10,940)
Purchases of premises and equipment	(116)	(94)
Decrease in FHLB stock, at cost	1,523	982
Proceeds from sales of real estate owned	131	366
Cash surrender value of bank owned life insurance policy surrendered	-	239
Income for cash surrender value of bank owned life insurance policy surrendered	-	(33)
Net cash provided by investing activities	2,557	8,258

Cash flows from financing activities:
Net decrease in short-term borrowings	(4,188)	-
Repayments of long-term borrowings	(1,990)	(11,456)
Net increase (decrease) in deposits	10,811	(1,509)
Decrease in advance payments by borrowers for taxes and insurance	(568)	(249)
Purchase and retirement of common stock	(2,299)	(1,566)
Dividends paid	(389)	(312)
Distribution to noncontrolling shareholder	(32)	(12)
Net cash provided by (used in) financing activities	1,345	(15,104)

Net increase (decrease) in cash and cash equivalents	8,215	(4,054)
Cash and cash equivalents, beginning of period	5,874	14,571

Cash and cash equivalents, end of period	$14,089	$10,517

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $1,132 and $1,688 respectively)	$2,149	$3,010
Income tax expense	380	846

Real estate acquired in settlement of loans	507	32

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

The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

ASU 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU is intended to eliminate diversity in practice resulting from a lack of guidance on this topic in current GAAP. Under the ASU, an entity generally must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this ASU is not expected to have a material impact on the Company’s financial condition and results of operation.

Note 3.  Securities

The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal bonds	$8,005	$235	$197	$8,043
Mortgage-backed - GSEs	8,393	483	-	8,876
REMICs	8,413	136	7	8,542
Corporate debt	3,996	-	488	3,508
Total securities available-for-sale	$28,807	$854	$692	$28,969

December 31, 2012
Municipal bonds	$8,756	$435	$10	$9,181
Mortgage-backed - GSEs	12,120	695	-	12,815
REMICs	18,345	355	-	18,700
Corporate debt	3,995	-	2,113	1,882
Equities	4	-	-	4
Total securities available-for-sale	$43,220	$1,485	$2,123	$42,582

The amortized cost and fair value of securities at September 30, 2013 by contractual maturity were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due from one to five years	$2,113	$2,349
Due from five to ten years	6,710	6,790
Due after ten years	19,984	19,830
Total	$28,807	$28,969

The following table presents gross unrealized losses and fair value of securities aggregated by category and length of time that individual securities have been in a continuous loss position at the dates indicated (dollars in thousands).

	Less than 12 months			12 months or more			Total
September 30, 2013	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Municipal bonds	3	$5,247	$197	-	$-	$-	3	$5,247	$197
REMICs	3	2,688	7	-	-	-	3	2,688	7
Corporate debt	-	-	-	3	3,508	488	3	3,508	488
Total securities temporarily impaired	6	$7,935	$204	3	$3,508	$488	9	$11,443	$692

	Less than 12 months			12 months or more			Total
December 31, 2012	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Municipal bonds	1	$1,151	$10	-	$-	$-	1	$1,151	$10
Corporate debt	-	-	-	3	1,882	2,113	3	1,882	2,113
Total securities temporarily impaired	1	$1,151	$10	3	$1,882	$2,113	4	$3,033	$2,123

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

Municipal Bonds – At September 30, 2013, the Company had three municipal bonds with an unrealized loss of $197,000 in an unrealized loss position of less than 12 months. An evaluation was performed on each bond. For two of the bonds, there were no events to indicate deterioration in credit with unchanged, investment grade credit ratings. The Company believes the unrealized loss on these two bonds is due to market conditions, specifically rising interest rates impacting the value of the bonds. The third bond’s credit rating was initially downgraded in 2012 primarily due to budgetary challenges and more recently in July 2013 primarily due to accreditation concerns; however the credit rating remains investment grade and the strong income indicators of the economic base and sound financial policies and practices of the municipality, and the municipality’s ability to levy a property tax that is sufficient to be used for bond payment are expected to allow it to repay debt and meet its contractual obligations. Therefore, the Company believes the unrealized loss of this bond is due to changes in market conditions. The Company does not intend to sell the bonds and it is more likely than not that the Company will not be required to sell the bonds before recovery. The Company expects to recover the entire amortized cost basis and concluded that there was no OTTI on these bonds at September 30, 2013.

Corporate Debt – At September 30, 2013, the Company had three securities that were in an unrealized loss position for 12 months or more at an amount of $488,000. These securities consist of two pools of trust preferred corporate debt obligations (“CDOs”) collateralized by the trust preferred securities of insurance companies in the United States. These securities were downgraded from their original rating issuance to below investment grade after purchase. The lack of liquidity in the market for this type of security, credit rating downgrades and market uncertainties are factors contributing to the unrealized losses on these securities.

The following table provides additional information related to the Company’s CDOs at September 30, 2013 (dollars in thousands).

Pool	Class	Tranche	Amortized Cost	Fair Value	Unrealized Loss	S&P Rating	Current Number of Insurance Companies	Total Collateral	Current Deferrals and Defaults	Performing Collateral	Additional Immediate Deferrals / Defaults Before Causing an Interest Shortfall (a)	Additional Immediate Deferrals / Defaults Before Causing a Break in Yield (b)
I-PreTSL I	Mezzanine	B-3	$1,500	$1,246	$(254)	CCC-	16	$188,500	$32,500	$156,000	$101,603	$44,500
I-PreTSL II	Mezzanine	B-3	2,496	2,262	(234)	BB+	23	305,500	24,500	281,000	173,825	110,500
			$3,996	$3,508	$(488)

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

These securities are evaluated for OTTI by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit-related OTTI exists. Additionally, reports are reviewed that provide information for the amount of deferral/defaults that would have to occur to prevent the tranche from collecting contractual cash flows (principal and interest). None of these securities are projecting a cash flow disruption, nor have any of these securities experienced a cash flow disruption. The Company also reviewed each of the issues’ collateral participants, including their financial condition, ratings provided by A. M. Best (for insurance companies), and adverse conditions specifically related to industry or geographic area. This information did not suggest additional deferrals or defaults in the future that would result in the securities not receiving all of their contractual cash flows. Based on the analysis performed and the fact that the Company does not expect to sell these securities, and because it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company concluded that there was no OTTI on these securities at September 30, 2013.

Other Securities – This category may include mortgage-backed securities and REMICS. At September 30, 2013, the Company had three REMIC securities that were issued and backed by a Government-Sponsored Enterprise (“FNMA” and “FHLMC”) with an unrealized loss of $7,000. The securities were in an unrealized loss position for less than 12 months. The Company believes the unrealized loss of the securities is due to changes in market interest rates or changes in market conditions as there was no indication that the issuers were having financial difficulties. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before their recovery. The Company expects to recover the entire amortized cost basis of the securities and concluded that there was no OTTI at September 30, 2013.

Note 4.  Loans

The following table sets forth the composition of our loan portfolio at the dates indicated (dollars in thousands).

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Real estate-mortgage:
One- to four-family residential
Originated	$103,170	37.7%	$110,754	43.4%
Purchased	7,575	2.7	10,188	4.0
Total one- to four-family residential	110,745	40.4	120,942	47.4

Multi-family
Originated	7,016	2.6	11,101	4.3
Purchased	3,799	1.4	4,226	1.7
Total multi-family	10,815	4.0	15,327	6.0

Commercial	53,368	19.5	45,504	17.8
Total real estate-mortgage	174,928	63.9	181,773	71.2

Real estate-construction:
Residential	3,581	1.3	1,931	0.8
Commercial	16,341	6.0	5,231	2.0
Total real estate-construction	19,922	7.3	7,162	2.8

Consumer:
Home equity
Loan-to-value ratio of 80% or less	47,150	17.2	41,537	16.3
Loan-to-value ratio of greater than 80%	9,200	3.4	7,841	3.0
Total home equity	56,350	20.6	49,378	19.3

Other	1,739	0.6	1,923	0.8
Total consumer	58,089	21.2	51,301	20.1

Commercial business	20,756	7.6	15,055	5.9
Total loans	$273,695	100.0%	$255,291	100.0%

Net premiums on loans purchased	87		106
Net deferred loan costs	365		450
Loans in process	(9,217)		(3,431)
Allowance for loan losses	(3,193)		(2,886)
Loans, net	$261,737		$249,530

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated (dollars in thousands).

	September 30, 2013			December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due
Real estate - mortgage:
One- to four-family residential
Originated	$-	$576	$570	$1,052	$138	$281
Purchased	-	266	238	-	-	595
Total one- to four-family residential	-	842	808	1,052	138	876
Commercial	32	-	502	456	-	74
Total real estate - mortgage	32	842	1,310	1,508	138	950

Consumer:
Home equity
Loan-to-value ratio of 80% or less	47	-	16	510	-	-
Loan-to-value ratio of greater than 80%	43	160	82	406	36	-
Total home equity	90	160	98	916	36	-
Other	7	-	13	5	-	-
Total consumer	97	160	111	921	36	-

Commercial business	-	-	-	8	-	-
Total delinquencies	$129	$1,002	$1,421	$2,437	$174	$950

Nonperforming Assets.  The following table provides information with respect to our nonperforming assets at the dates indicated (dollars in thousands).

	September 30, 2013		December 31, 2012
	Number of Contracts	Amount	Number of Contracts	Amount
Nonaccrual loans:
Real estate - mortgage:
One- to four-family residential
Originated	6	$1,799	2	$1,269
Purchased	4	403	5	763
Total one- to four-family residential	10	2,202	7	2,032

Commercial	2	502	2	172
Total real estate - mortgage	12	2,704	9	2,204

Consumer:
Home equity
Loan-to-value ratio of 80% or less	1	16	-	-
Loan-to-value ratio of greater than 80%	1	82	-	-
Total home equity	2	98	-	-

Other	1	13	-	-
Total consumer	3	111	-	-

Total nonaccrual loans	15	2,815	9	2,204

Accruing loans past due 90 days or more	-	-	-	-
Total nonaccrual loans and accruing loans past due 90 days or more	15	2,815	9	2,204
Real estate owned	3	505	2	146
Total nonperforming assets	18	$3,320	11	$2,350

Troubled debt restructurings
In nonaccrual status	2	1,139	3	1,254
Performing under modified terms	7	1,714	7	1,501
Troubled debt restructurings	9	$2,853	10	$2,755

Total nonperforming loans to total loans		1.03%		0.86%
Total nonperforming assets to total assets		1.03		0.74
Total nonperforming assets and troubled debt restructurings performing under modified terms to total assets		1.56		1.21

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

The following table provides information related to loans modified as TDRs during the periods indicated (dollars in thousands). The pre-modification outstanding recorded investment represents the balance outstanding when the loan was determined to be a TDR. The post-modification outstanding recorded investment represents the outstanding balance at period end.

	In Nonaccrual Status				Performing Under Modified Terms
Three and Nine Months Ended September 30, 2013	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Allowance	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Allowance
Consumer:
Home equity (loan-to-value ratio of 80% or less)	-	-	-	-	1	373	276	-
Total troubled debt restructurings	-	$-	$-	$-	1	$373	$276	$-

	In Nonaccrual Status				Performing Under Modified Terms
Three and Nine Months Ended September 30, 2012	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Allowance	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Allowance
Real estate - mortgage:
One- to four-family residential
Originated	1	$993	$993	$-	-	$-	$-	$-
Purchased	1	168	168	-	-	-	-	-
Total troubled debt restructurings	2	$1,161	$1,161	$-	-	$-	$-	$-

During the three months ended September 30, 2013, one other consumer loan TDR with a balance of $7,000 was paid off.  During the nine months ended September 30, 2013, one commercial real estate loan TDR with a balance of $76,000 and one other consumer loan TDR with a balance of $7,000 were paid off. During the nine months ended September 30, 2012, one commercial real estate loan TDR with a balance of $66,000 was paid off.

Impaired Loans.  The following tables summarize information in regards to impaired loans by loan portfolio class at the dates indicated (dollars in thousands).

September 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded
One- to four-family originated residential	$1,510	$1,510	$-	$1,518	$52
Commercial real estate	2,718	2,718	-	2,753	116
Home equity (loan-to-value ratio of 80% or less)	408	408	-	410	6
Total impaired loans	$4,636	$4,636	$-	$4,681	$174

December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded
One- to four-family originated residential	$1,528	$1,528	$-	$1,625	$16
One- to four-family purchased residential	309	509	-	411	2
Commercial real estate	2,571	2,683	-	2,799	168
Home equity (loan-to-value ratio of 80% or less)	136	136	-	138	9
Other consumer	8	8	-	10	-
Total impaired loans	$4,552	$4,864	$-	$4,983	$195

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

Allowance on Impaired Loans. We establish an allowance for loans that are individually evaluated and determined to be impaired. The amount of impairment is determined by the difference between the present value of the expected cash flows related to the loan, using current interest rates and its recorded value, or, as a practical measure in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans less estimated selling costs. At September 30, 2013, there were seven loan relationships that were individually evaluated for impairment, of which three were considered TDRs. TDR and impaired loan activity and any related specific allowances were previously discussed in the “Troubled Debt Restructurings” and “Impaired Loans” sections.

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

We also consider qualitative or environmental factors that are likely to cause estimated credit losses associated with the bank’s existing portfolio to differ from historical loss experience. Our historical loss experience and qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in our loan portfolio and economy. At September 30, 2013, we utilized six years of loss history and, generally, periods where we did not experience any losses were excluded from determining the historical average loss for each loan class. Certain historical loss factors are annually adjusted when another complete year of loss history is available in order to incorporate recent loss experience in the allowance calculation.

The following table summarizes the activity in the allowance for loan losses for the three and nine months ended September 30, 2013 (dollars in thousands).

	Real estate - mortgage					Real estate-construction		Consumer
								Home equity (loan- to-value ratio of
	One- to four-family residential		Multi-family					80%	greater	Other	Commercial
	(originated)	(purchased)	(originated)	(purchased)	Commercial	Residential	Commercial	or less)	than 80%)	Consumer	business	Unallocated	Total

Loan Balance	$103,170	$7,575	$7,016	$3,799	$53,368	$3,581	$16,341	$47,150	$9,200	$1,739	$20,756		$273,695

Allowance for loan losses:
June 30, 2013	$457	$300	$32	$93	$853	$3	$23	$475	$284	$18	$285	$167	$2,990
Charge-offs	-	-	-	-	-	-	-	-	-	-	-	-	-
Recoveries	3	-	-	-	-	-	-	-	-	-	-	-	3
Provision	2	(6)	(11)	(1)	76	2	2	12	16	1	156	(49)	200
September 30, 2013	$462	$294	$21	$92	$929	$5	$25	$487	$300	$19	$441	$118	$3,193

December 31, 2012	$466	$372	$33	$102	$802	$3	$8	$434	$246	$19	$245	$156	$2,886
Charge-offs	(12)	(33)	-	-	-	-	-	-	(35)	-	-	-	(80)
Recoveries	9	-	-	-	9	-	-	-	1	3	-	-	22
Provision	(1)	(45)	(12)	(10)	118	2	17	53	88	(3)	196	(38)	365
September 30, 2013	$462	$294	$21	$92	$929	$5	$25	$487	$300	$19	$441	$118	$3,193

Collectively evaluated on historical loss experience	$128	$127	$-	$58	$106	$-	$-	$67	$115	$13	$12	$-	$626
Collectively evaluated on qualitative factors	334	167	21	34	823	5	25	420	185	6	429	-	2,449
Unallocated	-	-	-	-	-	-	-	-	-	-	-	118	118

Total allowance for loan losses	$462	$294	$21	$92	$929	$5	$25	$487	$300	$19	$441	$118	$3,193

Percent of Allowance	14.5%	9.2%	0.6%	2.9%	29.1%	0.2%	0.7%	15.3%	9.4%	0.6%	13.8%	3.7%	100.0%

Percent of Loans (1)	37.7%	2.7%	2.6%	1.4%	19.5%	1.3%	6.0%	17.2%	3.4%	0.6%	7.6%		100.0%

(1)	Represents percentage of loans in each category to total loans.

The following table summarizes the activity in the allowance for loan losses for the three and nine months ended September 30, 2012 (dollars in thousands).

	Real estate - mortgage					Real estate-construction		Consumer
								Home equity (loan- to-value ratio of
	One- to four-family residential		Multi-family					80%	greater	Other	Commercial
	(originated)	(purchased)	(originated)	(purchased)	Commercial	Residential	Commercial	or less)	than 80%)	Consumer	business	Unallocated	Total

Loan Balance	$111,780	$11,343	$11,207	$4,257	$42,328	$3,476	$5,795	$36,903	$8,053	$1,432	$12,195		$248,769

Allowance for loan losses:
June 30, 2012	$497	$526	$36	$122	$788	$5	$9	$414	$263	$17	$172	$139	$2,988
Charge-offs	-	-	-	-	-	-	-	-	-	(1)	-	-	(1)
Recoveries	2	-	-	-	1	-	-	-	1	-	-	-	4
Provision	(4)	64	(2)	(19)	55	-	-	(1)	(1)	1	22	(15)	100
September 30, 2012	$495	$590	$34	$103	$844	$5	$9	$413	$263	$17	$194	$124	$3,091

December 31, 2011	$534	$465	$39	$124	$858	$6	$12	$379	$267	$24	$242	$148	$3,098
Charge-offs	(115)	(109)	-	-	(33)	-	-	-	(49)	(1)	(15)	-	(322)
Recoveries	2	-	-	-	1	-	-	-	2	-	-	-	5
Provision	74	234	(5)	(21)	18	(1)	(3)	34	43	(6)	(33)	(24)	310
September 30, 2012	$495	$590	$34	$103	$844	$5	$9	$413	$263	$17	$194	$124	$3,091

Individually evaluated for impairment	$-	$200	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$200
Collectively evaluated on historical loss experience	146	170	-	65	109	-	-	82	110	12	2	-	696
Collectively evaluated on qualitative factors	349	220	34	38	735	5	9	331	153	5	192	-	2,071
Unallocated	-	-	-	-	-	-	-	-	-	-	-	124	124

Total allowance for loan losses	$495	$590	$34	$103	$844	$5	$9	$413	$263	$17	$194	$124	$3,091

Percent of Allowance	16.0%	19.1%	1.1%	3.3%	27.3%	0.2%	0.3%	13.4%	8.5%	0.5%	6.3%	4.0%	100.0%

Percent of Loans (1)	44.9%	4.6%	4.5%	1.7%	17.0%	1.4%	2.3%	14.9%	3.2%	0.6%	4.9%		100.0%

(1)	Represents percentage of loans in each category to total loans.

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

	Real estate - mortgage					Real estate-construction		Consumer
								Home equity (loan- to-value ratio of
	One- to four-family residential		Multi-family					80%	greater	Other	Commercial	Total
September 30, 2013	(originated)	(purchased)	(originated)	(purchased)	Commercial	Residential	Commercial	or less)	than 80%)	Consumer	business	loans
Grade:
Pass	$101,371	$7,172	$7,016	$3,799	$50,104	$3,581	$16,341	$46,726	$9,118	$1,726	$18,602	$265,556
Special Mention	-	-	-	-	334	-	-	-	-	-	2,154	2,488
Substandard	1,799	403	-	-	2,930	-	-	424	82	13	-	5,651
Total	$103,170	$7,575	$7,016	$3,799	$53,368	$3,581	$16,341	$47,150	$9,200	$1,739	$20,756	$273,695

	Real estate - mortgage					Real estate-construction		Consumer
								Home equity (loan- to-value ratio of
	One- to four-family residential		Multi-family					80%	greater	Other	Commercial	Total
December 31, 2012	(originated)	(purchased)	(originated)	(purchased)	Commercial	Residential	Commercial	or less)	than 80%)	Consumer	business	loans
Grade:
Pass	$109,226	$9,425	$11,101	$4,226	$42,243	$1,931	$5,231	$41,401	$7,841	$1,915	$14,990	$249,530
Special Mention	-	-	-	-	443	-	-	-	-	-	65	508
Substandard	1,528	763	-	-	2,818	-	-	136	-	8	-	5,253
Total	$110,754	$10,188	$11,101	$4,226	$45,504	$1,931	$5,231	$41,537	$7,841	$1,923	$15,055	$255,291

Note 5.  Deposits

Deposits are summarized as follows (dollars in thousands).

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$29,495	13.1%	$23,987	11.2%
Interest-bearing demand deposits	32,176	14.3	17,878	8.4
Savings accounts	24,816	11.0	24,271	11.3
Money market accounts	49,477	22.0	55,047	25.7
Certificates of deposit	88,904	39.6	92,874	43.4
Total deposits	$224,868	100.0%	$214,057	100.0%

Note 6.  Borrowings

We utilize borrowings as a supplemental source of funds for loans and securities. The primary sources of borrowings are FHLB advances and, to a limited extent, repurchase agreements. At September 30, 2013 and December 31, 2012, we had $42.8 million and $49.1 million of borrowings, respectively, of which $39.8 million and $46.1 million, respectively, were FHLB advances and $3.0 million were repurchase agreements. At September 30, 2013 and December 31, 2012, our FHLB advances were comprised of fixed rate advances.

The following table sets forth borrowings based on their stated maturities and weighted average rates at the dates indicated.

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Due in one year or less	$25,812	2.51%	$19,120	1.52%
Due in one to two years	17,000	3.56	18,000	3.41
Due in two to three years	-	-	12,000	3.82
Advances	$42,812		$49,120
Less: deferred premium on modification	(312)		(442)
Total advances	$42,500	2.93%	$48,678	2.77%

The following table sets forth information concerning our borrowings for the periods indicated.

(Dollars in thousands)	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Maximum amount outstanding at any month end during the period	$44,020	$48,873
Average amount outstanding during the period	37,822	44,348
Weighted average rate during the period	3.41%	3.66%

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

The following table sets forth basic and diluted earnings per common share at the dates indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012

Net income of FedFirst Financial Corporation	$463	$649	$1,833	$1,699
Weighted-average shares outstanding:
Basic	2,373,378	2,867,983	2,428,692	2,836,388
Effect of dilutive stock options and restrictive stock awards	34,020	3,330	31,407	3,189
Diluted	2,407,398	2,871,313	2,460,099	2,839,577

Earnings per share:
Basic	$0.20	$0.23	$0.75	$0.60
Diluted	0.19	0.23	0.75	0.60

The dilutive effect on average shares outstanding is the result of stock options outstanding and restricted stock. At September 30, 2013 and September 30, 2012, options to purchase 139,036 and 218,017 shares of common stock, respectively, at a weighted average exercise price of $19.95 and $16.39 per share, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Note 8.  Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could realize in a sale transaction on the dates indicated. The estimated fair value amounts were measured as of September 30, 2013 and December 31, 2012 and were not re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to September 30, 2013 and December 31, 2012 may be different than the amounts reported at each period end.

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

In some instances, the fair value of certain securities cannot be determined using these techniques due to the lack of relevant market data. As such, these securities are valued using an alternative technique and classified within Level 3 of the fair value hierarchy. At September 30, 2013, Level 3 includes three corporate debt securities with a fair value of $3.5 million.

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

(Dollars in thousands)	September 30, 2013	December 31, 2012
Significant other observable inputs (Level 2)
Securities available-for-sale
Municipal bonds	$8,043	$9,181
Mortgage-backed - GSEs	8,876	12,815
REMICs	8,542	18,700
Equities	-	4
Total significant other observerable inputs (Level 2)	25,461	40,700

Significant unobservable inputs (Level 3)
Securities available-for-sale
Corporate debt	3,508	1,882
Total significant unobservable inputs (Level 3)	3,508	1,882
Total securities available-for-sale	$28,969	$42,582

Total assets measured at fair value on a recurring basis	$28,969	$42,582

(Dollars in thousands)	Significant Unobservable Inputs (Level 3)
December 31, 2011	$1,486
Unrealized gains	428
Paydowns and maturities	(14)
Net transfers out of level 3	(18)
December 31, 2012	$1,882
Unrealized gains	1,625
Discount accretion	1
September 30, 2013	$3,508

(Dollars in thousands)	September 30, 2013	December 31, 2012
The change in unrealized gains for the period included in comprehensive income for assets held at the end of the reporting period	$1,625	$428

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

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 3
Impaired loans	$592	$592	$4,552	$4,552
Real estate owned	465	465	146	146
Total assets measured at fair value on a nonrecurring basis	$1,057	$1,057	$4,698	$4,698

For Level 3 assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2013, the following table sets forth the significant unobservable inputs used in the fair value measurements.

(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring basis
Securities available-for-sale:
Corporate debt	$ 3,508	Discounted cash flow	Average probability of default	2.19%
			Correlation for issuers in the same industry	50%
			Deferral/default recovery rate on currently defaulted/deferring assets and projected defaults	0%
			Prepayment	0%
Nonrecurring basis
Impaired loans	592	Appraisal value	Selling costs	10-20%
Real estate owned	465	Appraisal value	Selling costs	10-20%

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2013 and December 31, 2012.

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

The following table sets forth the carrying amount and estimated fair value of financial instruments at the dates indicated (dollars in thousands).

	Carrying	Estimated	Fair Value Measurements
September 30, 2013	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$14,089	$14,089	$14,089	$-	$-
Securities available-for-sale	28,969	28,969	-	25,461	3,508
Loans, net	261,737	266,231	-	-	266,231
FHLB stock	2,264	2,264	-	2,264	-
Accrued interest receivable	1,008	1,008	-	1,008	-

Financial liabilities:
Deposits	224,868	225,192	-	225,192	-
Borrowings	42,500	43,584	-	43,584	-
Accrued interest payable	251	251	-	251	-

	Carrying	Estimated	Fair Value Measurements
December 31, 2012	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$5,874	$5,874	$5,874	$-	$-
Securities available-for-sale	42,582	42,582	-	40,700	1,882
Loans, net	249,530	260,538	-	-	260,538
FHLB stock	3,787	3,787	-	3,787	-
Accrued interest receivable	1,035	1,035	-	1,035	-

Financial liabilities:
Deposits	214,057	215,863	-	215,863	-
Borrowings	48,678	50,347	-	50,347	-
Accrued interest payable	302	302	-	302	-

Note 9.  Other Comprehensive Income (Loss)

The following table sets forth the tax effects allocated to each component of the Company’s other comprehensive income (loss) at the dates indicated (dollars in thousands).

Three Months Ended September 30, 2013	Before Income Tax (Benefit) Expense	Income Tax (Benefit) Expense	Net of Income Tax (Benefit) Expense

Other comprehensive income:
Unrealized gain on securities available-for-sale	$799	$313	$486

Three Months Ended September 30, 2012

Other comprehensive income:
Unrealized gain on securities available-for-sale	$224	$88	$136

Nine Months Ended September 30, 2013

Other comprehensive income:
Unrealized gain on securities available-for-sale,	$800	$314	$486

Nine Months Ended September 30, 2012

Other comprehensive income:
Unrealized gain on securities available-for-sale	$54	$21	$33

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

	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated

September 30, 2013
Assets	$322,826	$1,306	$53,198	$(54,817)	$322,513
Liabilities	274,858	482	32	(6,123)	269,249
Stockholders' equity	47,968	824	53,166	(48,694)	53,264

December 31, 2012
Assets	$318,576	$1,034	$53,264	$(54,114)	$318,760
Liabilities	273,186	401	30	(8,151)	265,466
Stockholders' equity	45,390	633	53,234	(45,963)	53,294

Three Months Ended September 30, 2013
Total interest income	$3,155	$-	$21	$(21)	$3,155
Total interest expense	679	-	-	(21)	658
Net interest income	2,476	-	21	-	2,497
Provision for loan losses	200	-	-	-	200
Net interest income after provision for loan losses	2,276	-	21	-	2,297
Noninterest income	253	755	-	-	1,008
Noninterest expense	1,893	598	60	-	2,551
Undistributed net income of subsidiary	88	-	489	(577)	-
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	724	157	450	(577)	754
Income tax expense (benefit)	217	69	(13)	-	273
Net income before noncontrolling interest in net income of consolidated subsidiary	507	88	463	(577)	481
Less: Noncontrolling interest in net income of consolidated subsidiary	18	-	-	-	18
Net income of FedFirst Financial Corporation	$489	$88	$463	$(577)	$463

Nine Months Ended September 30, 2013
Total interest income	$9,681	$-	$63	$(63)	$9,681
Total interest expense	2,116	-	-	(63)	2,053
Net interest income	7,565	-	63	-	7,628
Provision for loan losses	365	-	-	-	365
Net interest income after provision for loan losses	7,200	-	63	-	7,263
Noninterest income	856	2,505	-	-	3,361
Noninterest expense	5,641	1,900	214	-	7,755
Undistributed net income of subsidiary	349	-	1,933	(2,282)	-
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	2,764	605	1,782	(2,282)	2,869
Income tax expense (benefit)	761	256	(51)	-	966
Net income before noncontrolling interest in net income of consolidated subsidiary	2,003	349	1,833	(2,282)	1,903
Less: Noncontrolling interest in net income of consolidated subsidiary	70	-	-	-	70
Net income of FedFirst Financial Corporation	$1,933	$349	$1,833	$(2,282)	$1,833

(Dollars in thousands)	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated
Three Months Ended September 30, 2012
Total interest income	$3,500	$-	$23	$(23)	$3,500
Total interest expense	874	-	-	(23)	851
Net interest income	2,626	-	23	-	2,649
Provision for loan losses	100	-	-	-	100
Net interest income after provision for loan losses	2,526	-	23	-	2,549
Noninterest income	268	562	-	-	830
Noninterest expense	1,812	515	52	-	2,379
Undistributed net income of subsidiary	26	-	668	(694)	-
Income before income tax expense (benefit) and noncontrolling interest in net loss of consolidated subsidiary	1,008	47	639	(694)	1,000
Income tax expense (benefit)	335	21	(10)	-	346
Net income before noncontrolling interest in net loss of consolidated subsidiary	673	26	649	(694)	654
Less: Noncontrolling interest in net loss of consolidated subsidiary	5	-	-	-	5
Net income of FedFirst Financial Corporation	$668	$26	$649	$(694)	$649

Nine Months Ended September 30, 2012
Total interest income	$10,608	$1	$70	$(70)	$10,609
Total interest expense	2,941	-	-	(70)	2,871
Net interest income	7,667	1	70	-	7,738
Provision for loan losses	310	-	-	-	310
Net interest income after provision for loan losses	7,357	1	70	-	7,428
Noninterest income	796	1,747	-	-	2,543
Noninterest expense	5,529	1,510	261	-	7,300
Undistributed net income of subsidiary	132	-	1,825	(1,957)	-
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	2,756	238	1,634	(1,957)	2,671
Income tax expense (benefit)	905	106	(65)	-	946
Net income before noncontrolling interest in net income of consolidated subsidiary	1,851	132	1,699	(1,957)	1,725
Less: Noncontrolling interest in net income of consolidated subsidiary	26	-	-	-	26
Net income of FedFirst Financial Corporation	$1,825	$132	$1,699	$(1,957)	$1,699

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

April 2, 2013
Number of restricted shares granted	14,750
Number of stock options granted	74,170
Grant date common stock price	$17.65
Restricted shares market value before tax	260
Stock options market value before tax	277

Stock option pricing assumptions:
Expected life in years	7
Expected dividend yield	0.91%
Risk-free interest rate	0.82%
Expected volatility	21.8%
Weighted average grant date fair value	$3.73

The Company recognizes expense associated with the awards over the five-year vesting period in accordance with ASC 718 Compensation - Stock Compensation and ASC 505-50 Equity-Based Payments to Non-Employees. Compensation expense was $68,000 for the three months ended September 30, 2013 compared to $39,000 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, compensation expense was $190,000 compared to $108,000 for the nine months ended September 30, 2012. As of September 30, 2013, there was $990,000 of total unrecognized compensation cost related to nonvested stock-based compensation compared to $644,000 at December 31, 2012. The compensation expense at September 30, 2013 is expected to be recognized ratably over the weighted average remaining service period of 4.0 years.

	Stock Options
Stock-Based Compensation	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at December 31, 2012	225,119	$16.07	7.29
Granted	74,170	17.65
Exercised or converted	(379)	14.15
Forfeited	(283)	14.15
Expired	(1,705)	16.85
Outstanding at September 30, 2013	296,922	$16.46	7.30

Exercisable at September 30, 2013	121,532	$17.55	4.90

	Stock Options		Restricted Stock Awards
	Number of Shares	Fair-Value Price	Number of Shares	Fair-Value Price
Nonvested at December 31, 2012	133,075	$3.17	22,552	$13.88
Granted	74,170	3.73	14,750	17.65
Vested	(31,572)	3.36	(5,946)	13.63
Forfeited	(283)	6.04	(141)	14.15
Nonvested at September 30, 2013	175,390	$3.37	31,215	$15.71

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

Balance Sheet Analysis

Assets.  Total assets at September 30, 2013 were $322.5 million, an increase of $3.8 million, or 1.2%, from total assets of $318.8 million at December 31, 2012. During the nine months ended September 30, 2013, funds generated from security paydowns and maturities and from deposit growth were used to fund loan growth and paydown borrowings.

Securities available-for-sale decreased $13.6 million, or 32.0%, to $29.0 million at September 30, 2013 compared to $42.6 million at December 31, 2012. The decrease was primarily the result of $14.2 million of paydowns that included a maturity of a municipal bond.

Loans, net, increased $12.2 million, or 4.9%, to $261.7 million at September 30, 2013 compared to $249.5 million at December 31, 2012 primarily due to increases of $7.9 million in commercial real estate loans, $7.0 million in home equity loans and $5.7 million in commercial business loans as well as disbursements on commercial constructions loans, partially offset by a decrease of $10.2 million in residential mortgage loans and $4.5 million in multi-family loans. The Bank continues to generate growth in commercial loans while payoffs and paydowns of residential real estate loans have been partially replaced by home equity loan originations at shorter terms and lower yields.

FHLB stock decreased $1.5 million, or 40.2%, to $2.3 million at September 30, 2013 compared to $3.8 million at December 31, 2012 due to the FHLB repurchasing excess capital stock.

Other assets decreased $1.5 million, or 73.6%, to $554,000 at September 30, 2013 compared to $2.1 million at December 31, 2012. The decrease was primarily the result of a $643,000 refund of the FDIC prepaid insurance assessment and a $503,000 federal income tax refund that was applied against 2013 estimated tax payments.

Liabilities.  Total liabilities at September 30, 2013 were $269.2 million, compared to $265.5 million at December 31, 2012, an increase of $3.8 million, or 1.4%.

Total deposits increased $10.8 million, or 5.1%, to $224.9 million at September 30, 2013 compared to $214.1 million at December 31, 2012. There were increases of $14.3 million in interest-bearing demand deposits and $5.5 million in noninterest-bearing demand deposits partially offset by decreases of $5.6 million in money market accounts and $4.0 million in certificates of deposit. The increase in interest-bearing demand deposits and corresponding decrease in money market accounts was primarily due to the Bank’s reclassification of sweep products in the current period. During the current period, municipal and business customers that use the Bank’s sweep products made large deposits, some of which may be temporary. In addition, due to the low rate environment, the Bank has been selective on promotional rates and has concentrated its efforts on increasing noninterest-bearing accounts by building strong customer relationships. The decrease in certificates of deposits was primarily due to customer hesitancy to commit to long-term rates.

Borrowings decreased $6.2 million, or 12.7%, to $42.5 million at September 30, 2013 compared to $48.7 million at December 31, 2012 primarily due to a $4.2 million decrease in short-term borrowings and paydowns on amortizing advances.

Stockholders’ Equity.  Stockholders’ equity decreased $30,000 remaining at $53.3 million at September 30, 2013 compared to December 31, 2012. During the period, the Company purchased 122,957 shares of its common stock, primarily through the Company’s stock repurchase program, for $2.3 million and had $389,000 of quarterly dividend payments to stockholders. This was partially offset by $1.8 million of net income for the nine months ended September 30, 2013 and a $486,000 increase in the unrealized gain position of the security portfolio.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

Overview.  The Company had net income of $463,000 for the three months ended September 30, 2013, compared to $649,000 for the same period in 2012.

	Three Months Ended September 30,
(Dollars in thousands)	2013	2012
Net income of FedFirst Financial Corporation	$463	$649
Return on average assets	0.59%	0.78%
Return on average equity	3.44	4.31
Average equity to average assets	17.05	18.07

Net Interest Income.  Net interest income for the three months ended September 30, 2013 decreased $152,000 , or 5.7%, to $2.5 million compared to $2.6 million for the three months ended September 30, 2012.

Interest income decreased $345,000, or 9.9%, to $3.2 million for the three months ended September 30, 2013 compared to $3.5 million for the three months ended September 30, 2012. Interest income on loans decreased $180,000 due to a decrease of 55 basis points in yield, primarily driven by modifications and paydowns of higher yielding residential real estate loans due to the low interest rate environment that were replaced by originations of home equity and commercial loans at lower yields. The average balance of loans increased $13.3 million and included a change in loan composition with increases in home equity, commercial real estate and commercial business loans partially offset by a decrease in residential and multi-family real estate. Interest income on securities decreased $166,000 due to a decrease of $20.5 million in average balance primarily due to paydowns of mortgage-backed and REMIC securities.

Interest expense decreased $193,000, or 22.7%, to $658,000 for the three months ended September 30, 2013 compared to $851,000 for the three months ended September 30, 2012 due to decreases of 26 basis points in cost and $12.0 million in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $116,000 due to a decrease in the average balance of higher-cost deposits and a decrease of 22 basis points in cost, primarily related to the repricing of deposit products to lower rates with the majority of the benefit derived from money market accounts and maturing certificates of deposit. Interest expense on borrowings decreased $77,000 due to a decrease of $7.6 million in average balance, as funds generated from deposit growth and security paydowns were used to payoff higher cost borrowings.

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

	Three Months Ended September 30,
	2013			2012
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$255,758	$2,912	4.55%	$242,434	$3,092	5.10%
Securities (3)(4)	30,509	252	3.30	50,960	419	3.29
Other interest-earning assets	11,572	10	0.35	19,936	9	0.18
Total interest-earning assets	297,839	3,174	4.26	313,330	3,520	4.49
Noninterest-earning assets	17,887			19,772
Total assets	$315,726			$333,102

Liabilities and
Stockholders' equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$31,757	7	0.09%	$17,247	3	0.07%
Savings accounts	24,757	3	0.05	24,706	9	0.15
Money market accounts	50,109	18	0.14	63,257	42	0.27
Certificates of deposit	89,856	313	1.39	95,590	403	1.69
Total interest-bearing deposits	196,479	341	0.69	200,800	457	0.91

Borrowings	34,955	317	3.63	42,586	394	3.70
Total interest-bearing liabilities	231,434	658	1.14	243,386	851	1.40

Noninterest-bearing liabilities	30,473			29,541
Total liabilities	261,907			272,927

Stockholders' equity	53,819			60,175
Total liabilities and
stockholders' equity	$315,726			$333,102

Net interest income		$2,516			$2,669

Interest rate spread			3.12%			3.09%
Net interest margin			3.38			3.41
Average interest-earning
assets to average
interest-bearing liabilities			128.69%			128.74%

(1)	Amount is net of deferred loan costs, loans in process and allowance for loan losses.
(2)	Amount includes nonaccrual loans in average balances only.
(3)	Amount does not include effect of unrealized gain (loss) on securities available-for-sale.
(4)	Includes municipal bonds; yield and interest are stated on a taxable equivalent basis.

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

	Three Months Ended September 30, 2013
	Compared To
	Three Months Ended September 30, 2012
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$165	$(345)	$(180)
Securities	(168)	1	(167)
Other interest-earning assets	(4)	5	1
Total interest-earning assets	(7)	(339)	(346)

Interest expense:
Deposits	(8)	(108)	(116)
Borrowings	(70)	(7)	(77)
Total interest-bearing liablities	(78)	(115)	(193)
Change in net interest income	$71	$(224)	$(153)

Provision for Loan Losses.  The provision for loan losses was $200,000 for the three months ended September 30, 2013 compared to $100,000 for the three months ended September 30, 2012. In the current period, the provision was impacted by an increase in special mention rated loans and a change in the mix of the loan portfolio, including growth in commercial loans.

Noninterest Income.  Noninterest income increased $178,000, or 21.4%, to $1.0 million for the three months ended September 30, 2013 compared to $830,000 for the three months ended September 30, 2012. Insurance commissions increased $193,000 primarily due to an increase in commercial lines policies. Fees and service charge income increased $28,000 primarily due to prepayment fees received on commercial loans. Income from bank-owned life insurance decreased $37,000 primarily due to the recognition of $33,000 in income from a policy of a former director who passed in the prior period.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Three Months Ended
	September 30,
(Dollars in thousands)	2013	2012
Compensation and employee benefits	$1,484	$1,405
Occupancy	271	291
FDIC insurance premiums	44	50
Data processing	144	142
Professional services	139	137
Advertising	123	47
Supplies	22	19
Telephone	11	14
Postage	28	29
Correspondent bank fees	30	32
Real estate owned expense	29	9
Amortization of intangibles	9	27
All other	217	177
Total noninterest expense	$2,551	$2,379

Noninterest expense increased $172,000, or 7.2%, to $2.6 million for the three months ended September 30, 2013 compared to $2.4 million for the three months ended September 30, 2012. Compensation expense increased $79,000 primarily due to increases in stock-based compensation and employee benefit expenses. In addition, advertising expense increased $76,000 primarily related to Exchange Underwriters and real estate owned expense increased $20,000 due to a writedown on a property in the current period. This was partially offset by a $20,000 decrease in occupancy expenses and $18,000 decrease in amortization of intangibles primarily due to fully depreciated and amortized assets.

Income Tax Expense.  Income tax expense for the three months ended September 30, 2013 decreased to $273,000 compared to $346,000 for the three months ended September 30, 2012 primarily due to a $246,000 decrease in net income before income tax expense. The effective tax rate was 36.2% for the three months ended September 30, 2013 compared to 34.6% for the three months ended September 30, 2012.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

Overview.  The Company had net income of $1.8 million for the nine months ended September 30, 2013 compared to $1.7 million for the nine months ended September 30, 2012.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2013	2012
Net income of FedFirst Financial Corporation	$1,833	$1,699
Return on average assets	0.77%	0.67%
Return on average equity	4.49	3.81
Average equity to average assets	17.18	17.66

Net Interest Income. Net interest income for the nine months ended September 30, 2013 decreased $110,000 , or 1.4%, to $7.6 million compared to  $7.7 million for the nine months ended September 30, 2012.

Interest income decreased $928,000, or 8.7%, to $9.7 million for the nine months ended September 30, 2013 compared to $10.6 million for the nine months ended September 30, 2012. Interest income on loans decreased $437,000 , which included the effect of a one-time receipt in the current period of $115,000 upon payoff of an impaired, nonaccrual commercial real estate loan. Interest received while the loan was on nonaccrual was applied to principal and was not recognized to income until payoff. Despite this one-time event, the yield on loans decreased 42 basis points and was primarily driven by modifications and paydowns of higher yielding residential real estate due to the low interest rate environment that were replaced by originations of home equity and commercial loans at lower yields. The average balance of loans increased $9.3 million and included a change in loan composition with increases in home equity, commercial real estate and commercial business loans partially offset by a decrease in residential and multi-family real estate. Interest income on securities decreased $485,000 due to decreases of $16.7 million in average balance and 19 basis points in yield, primarily due to paydowns of higher yielding securities.

Interest expense decreased $818,000, or 28.5%, to $2.1 million for the nine months ended September 30, 2013 compared to $2.9  million for the nine months ended September 30, 2012 due to decreases of 36 basis points in cost and $15.4 million in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $506,000 due to a decrease in the average balance of higher-cost deposits and a decrease of 31 basis points in cost, primarily related to the repricing of all deposit products at lower rates with the majority of the benefit derived from maturing certificates of deposit and money market accounts. Interest expense on borrowings decreased $312,000 due to a decrease of $8.0 million in the average balance coupled with a decrease of 31 basis points in cost, as funds generated from deposit growth and security paydowns were used to payoff higher cost borrowings.

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

	Nine Months Ended September 30,
	2013			2012
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$253,114	$8,855	4.66%	$243,852	$9,292	5.08%
Securities (3)(4)	35,257	866	3.27	51,998	1,350	3.46
Other interest-earning assets	9,635	18	0.25	21,409	24	0.15
Total interest-earning assets	298,006	9,739	4.36	317,259	10,666	4.48
Noninterest-earning assets	18,546			19,309
Total assets	$316,552			$336,568

Liabilities and
Stockholders' equity:
Interest-bearing liablities:
Interest-bearing
demand deposits	$24,966	16	0.09%	$16,114	16	0.13%
Savings accounts	24,624	9	0.05	23,966	33	0.18
Money market accounts	54,281	59	0.14	62,799	199	0.42
Certificates of deposit	91,021	1,002	1.47	99,383	1,344	1.80
Total interest-bearing deposits	194,892	1,086	0.74	202,262	1,592	1.05

Borrowings	37,822	967	3.41	45,831	1,279	3.72
Total interest-bearing liabilities	232,714	2,053	1.18	248,093	2,871	1.54

Noninterest-bearing liabilities	29,453			29,049
Total liabilities	262,167			277,142

Stockholders' equity:	54,385			59,426
Total liabilities and
stockholders' equity	$316,552			$336,568

Net interest income		$7,686			$7,795

Interest rate spread			3.18%			2.94%
Net interest margin			3.44			3.28
Average interest-earning
assets to average
interest-bearing liabilities			128.06%			127.88%

(1)	Amount is net of deferred loan costs, loans in process and allowance for loan losses.
(2)	Amount includes nonaccrual loans in average balances only.
(3)	Amount does not include effect of unrealized gain (loss) on securities available-for-sale.
(4)	Includes municipal bonds; yield and interest are stated on a taxable equivalent basis.

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

	Nine Months Ended September 30, 2013
	Compared To
	Nine Months Ended September 30, 2012
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$351	$(788)	$(437)
Securities	(413)	(71)	(484)
Other interest-earning assets	(17)	11	(6)
Total interest-earning assets	(79)	(848)	(927)

Interest expense:
Deposits	(51)	(455)	(506)
Borrowings	(211)	(101)	(312)
Total interest-bearing liablities	(262)	(556)	(818)
Change in net interest income	$183	$(292)	$(109)

Provision for Loan Losses.  The provision for loan losses was $365,000 for the nine months ended September 30, 2013 compared to $310,000 for the nine months ended September 30, 2012. In the current period, the provision was impacted by an increase in special mention rated loans and a change in the mix of the loan portfolio, including growth in commercial loans. Net charge-offs were $58,000 for the nine months ended September 30, 2013 compared to $317,000 for the nine months ended September 30, 2012.

Noninterest Income.  Noninterest income increased $818,000, or 32.2%, to $3.4 million for the nine months ended September 30, 2013 compared to $2.5 million for the nine months ended September 30, 2012. In the current period, there was a $758,000 increase in insurance commissions primarily due to an increase in commercial lines policies and a $275,000 increase in contingency fees. In addition, fees and service charge income increased $100,000 primarily due to prepayment fees received on commercial loans. Income from bank-owned life insurance decreased $45,000 primarily due to the recognition of $33,000 in income from a policy of a former director who passed in the prior period.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2013	2012
Compensation and employee benefits	$4,584	$4,199
Occupancy	849	908
FDIC insurance premiums	134	162
Data processing	427	412
Professional services	441	536
Advertising	385	121
Supplies	64	67
Telephone	35	40
Postage	88	93
Correspondent bank fees	92	100
Real estate owned expense	14	20
Amortization of intangibles	42	82
All other	600	560
Total noninterest expense	$7,755	$7,300

Noninterest expense increased $455,000, or 6.2%, to $7.8 million for the nine months ended September 30, 2013 compared to $7.3 million for the nine months ended September 30, 2012. Compensation expense increased $385,000 primarily due to the hiring of additional staff, higher employee commissions from an increase in fee income on insurance policies, and an increase in stock-based compensation. In addition, advertising expense increased $264,000 primarily related to Exchange Underwriters. This was partially offset by a $95,000 decrease in professional services primarily due to costs associated with strategic planning analysis and initiatives in the prior period and a $59,000 decrease in occupancy expense and $40,000 decrease in amortization of intangibles primarily due to fully depreciated and amortized assets.

Income Tax Expense.  Income tax expense for the nine months ended September 30, 2013 increased $20,000 to $966,000 compared to $946,000 for the nine months ended September 30, 2012 primarily due to a $198,000 increase in net income before income tax expense. The effective tax rate was 33.7% for the nine months ended September 30, 2013 compared to 35.4% for the nine months ended September 30, 2012.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2013, cash and cash equivalents totaled $14.1 million and unpledged securities available-for-sale, which provides an additional source of liquidity, totaled $6.1 million. In addition, at September 30, 2013, the maximum remaining borrowing capacity at the FHLB of Pittsburgh was approximately $117.2 million. We also have the ability to borrow from two unsecured discretionary lines of credit totaling $13.0 million. At September 30, 2013 and December 31, 2012, the Bank had no advances on the line of credits.

Certificates of deposit due within 12 months of September 30, 2013 totaled $46.0 million, or 51.8% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and borrowings. We believe, however, based on past experience that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table summarizes the Company’s commitments at the date indicated.

September 30,
(Dollars in thousands)	2013
Loans in process	$9,217
Unused consumer revolving lines of credit	4,643
Unused commercial lines of credit	12,556
Commitments to originate one-to four- family residential loans	1,715
Commitments to originate consumer loans	510
Commitments to originate commercial loans	8,963
Total commitments outstanding	$37,604

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2013 and December 31, 2012, we exceeded all of our regulatory capital requirements and are considered “well capitalized” under regulatory guidelines. The following table sets forth the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized (dollars in thousands).

					To Be Well
			For Capital		Capitalized
			Adequacy		Under Prompt
	Actual		Purposes		Corrective Action
September 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$49,271	23.40%	$16,842	8.00%	$21,053	10.00%
Tier 1 capital (to risk weighted assets)	46,632	22.15	8,421	4.00	12,632	6.00
Tier 1 capital (to adjusted total assets)	46,632	14.53	12,836	4.00	16,046	5.00
Tangible capital (to tangible assets)	46,632	14.53	4,814	1.50	N/A	N/A

December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$47,011	23.81%	$15,758	8.00%	$19,748	10.00%
Tier 1 capital (to risk weighted assets)	44,537	22.55	7,899	4.00	11,849	6.00
Tier 1 capital (to adjusted total assets)	44,537	14.02	12,706	4.00	15,883	5.00
Tangible capital (to tangible assets)	44,537	14.02	4,765	1.50	N/A	N/A

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

For the nine months ended September 30, 2013, we engaged in no off-balance sheet transactions.

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

There has been no change in FedFirst Financial’s internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, FedFirst Financial’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company made the following purchases of its common stock during the three months ended September 30, 2013. Based upon state of incorporation, shares of common stock are retired upon purchase.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
July 1-31, 2013	41,500	$19.27	41,500	157,500
August 1-31, 2013	15,305	19.13	15,100	142,400
September 1-30, 2013	11,000	19.38	11,000	131,400
Total	67,805	19.26	67,600

(1)
On January 23, 2013, the Company announced that the board of directors had approved a program allowing the Company to repurchase up to 254,000 shares of the Company’s outstanding common stock, which was approximately 10% of outstanding shares. This repurchase program is scheduled to expire on February 14, 2014. As of September 30, 2013, 122,600 shares of the Company’s common stock had been repurchased under this program.

(2)
In August 2013, the Company purchased 205 shares that were not made pursuant to a publicly announced program. It was the Company’s obligation to purchase shares from participants in the Company’s Equity Incentive Plan to cover income taxes on vested shares.

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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDFIRST FINANCIAL CORPORATION
(Registrant)

Date:	November 12, 2013	/s/ Patrick G. O’Brien
Patrick G. O’Brien
President and Chief Executive Officer

Date:	November 12, 2013	/s/ Jamie L. Prah
Jamie L. Prah
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)