Form 10-K
period 2013-12-31
FedFirst Financial Corp
filed 2014-03-12
CIK 1486058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes [   ]     No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  [   ]     No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]     No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [X]     No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes [   ]     No  [X]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2013 was approximately $42,167,000.

The number of shares outstanding of the registrant’s common stock as of March 12, 2014 was 2,316,093.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this 10-K.

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

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and from other financial service companies, such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2013, which is the most recent date for which data is available from the FDIC, we held approximately 0.24% of the deposits in the Pittsburgh metropolitan area. Banks owned by The PNC Financial Services Group, Inc., Citizens Financial Group, Inc. and BNY Mellon also operate in our market area. These institutions, as well as many other banking institutions operating in our market area, are significantly larger and, therefore, have significantly greater resources.

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

Prior to 2006, we purchased newly originated, single family, fixed rate mortgage loans to supplement our origination activities. The properties securing the loans are located in 11 states around the country. We underwrote all of the purchased loans to the same standards as loans originated by us. At December 31, 2013, we had 64 purchased residential loans that totaled $6.9 million. Of these, 29 loans totaling $3.0 million were secured by homes in Michigan and 12 loans totaling $1.7 million were secured by homes in Ohio.

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

A decision on whether to grant a commercial or multi-family real estate loan is based on the cash flow of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. We also evaluate the financial strength of any related entities in approving the request. We generally require a debt service coverage ratio (cash flow available to service debt/debt service) of at least 1.25x and a leverage ratio (debt-to-worth) of less than 3.0x. Environmental surveys are obtained for requests greater than $1.0 million or when circumstances suggest the possibility of the presence of hazardous materials. To monitor cash flow on income properties, we require borrowers and/or guarantors to provide annual financial statements regarding the commercial and multi-family real estate.

We underwrite commercial loan participations to the same standards as loans originated by us. In addition, we consider the financial strength and reputation of the lead lender. We require the lead lender to provide a full closing package as well as annual financial statements for the borrower and related entities so that we can conduct an annual loan review for all loan participations.

Prior to 2006, we purchased newly originated multi-family real estate loans as part of our efforts to increase our loan portfolio. The properties securing the loans are located in four states throughout the country. We sought geographic diversification among the purchased loans so that we would not concentrate exposure to changes in any particular local or regional economy. We underwrote the purchased loans to the same standards as loans originated by us. At December 31, 2013, purchased multi-family real estate loans totaled $3.8 million.

At December 31, 2013, our largest multi-family real estate loan was $1.9 million and was secured by an assisted living facility. Our largest commercial real estate loan was $3.5 million purchased participation loan secured by commercial property. These loans were performing in accordance with their original terms at December 31, 2013, however the multi-family real estate loan was rated special mention due to a potential weakness identified during an annual review that may result in a further deterioration of its credit rating if uncorrected.

At December 31, 2013, commercial real estate and multi-family purchased loan participations totaled $17.9 million and sold loan participations totaled $5.3 million. All of the properties securing these loans are located in the Pittsburgh metropolitan area. Our largest purchased participation loan was $3.5 million and largest sold participation loan was $2.2 million.

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

At December 31, 2013, our largest outstanding residential construction loan commitment was for $1.0 million, of which $500,000 was disbursed. At December 31, 2013, our largest outstanding commercial construction commitment was a $3.2 million purchased participation loan of which there were no disbursements. These loans were performing in accordance with their original terms at December 31, 2013.

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

We also provide financing to a Pittsburgh area machinery and equipment leasing company. These loans are secured with an assignment of machinery and equipment leases. At December 31, 2013, we had 13 loans for equipment leases totaling $8.3 million.

At December 31, 2013, our largest commercial business loan relationship was a $3.5 million warehouse line of credit, of which $555,000 was outstanding. This loan was performing in accordance with its original terms at December 31, 2013.

Consumer Loans. Our consumer loans include home equity installment loans, home equity lines of credit, loans on savings accounts, and personal lines of credit and installment loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Home equity installment loans and home equity lines of credit are generally originated with a loan-to-value ratio of 80% or less. On occasion we originate home equity loans with a loan-to-value ratio greater than 80%. Home equity installment loans have fixed interest rates with terms that range up to 20 years. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate. We discontinued offering home equity loans with a loan-to-value ratio greater than 100% in 2007 or with terms greater than 20 years in 2013, but there are loans currently in our portfolio with these characteristics. We also offer secured and unsecured consumer loans that have fixed interest rates and terms that can range from one to 10 years.

Loan Underwriting Risks

Adjustable Rate Loans. While adjustable rate loans may better offset the adverse effects of an increase in interest rates as compared to fixed rate loans, the increased payments required of adjustable rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. In addition, although adjustable rate loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity may be limited by the annual and lifetime interest rate adjustment limits.

Residential Loans. Residential loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. In the event of a default, if the collateral value declines below the outstanding balance on the loan; the sale of the collateral may not be sufficient to recoup the remaining principal owed and related foreclosure costs. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. In recent years we have been exposed to prepayment risk when borrowers refinance their loans at a lower rate due to the declining interest rate environment, which results in a lower rate of return.

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

Consumer Loans. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are secured in a junior lien position, unsecured, or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. In the event of a default, if the collateral value declines below the outstanding balance on the loan; the sale of the collateral may not be sufficient to recoup the remaining principal owed and related foreclosure costs. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Purchases and Sales

Loan originations come from a number of sources. The primary source of loan originations are telephone marketing efforts, existing customers, walk-in traffic, loan brokers, advertising and referrals from customers. We have a relationship with a mortgage broker through which we originate a substantial portion of our residential mortgage loans, and we have a relationship with a commercial leasing company through which we originate commercial equipment leases. We also purchase and sell loan participations with other local community banks.

Loan Approval Procedures and Authority

Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by our board of directors and management. The board of directors has granted certain loan approval authority to a committee of officers. The loan committee approves all residential mortgages, construction loans and consumer loans and all commercial loans with CDHE up to $500,000. All commercial and multi-family loans with commercial direct hard exposure (“CDHE”) of $500,000 or more and loans or extensions of credit to insiders require the approval of the board of directors.

Loans to One Borrower

The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our unimpaired capital and surplus. At December 31, 2013, our regulatory limit on loans to one borrower was $6.7 million. At that date, our largest lending relationship was a $4.9 million commercial real estate relationship. The loans were performing in accordance with their original terms at December 31, 2013.

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

At December 31, 2013, our investment portfolio consisted of municipal bonds, mortgage-backed securities issued primarily by Fannie Mae and Freddie Mac, guaranteed real estate mortgage investment conduits (“REMIC”), and corporate debt obligations (“CDO”) collateralized by trust preferred securities (“TruPS”).

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

REMICs represent a participation interest in a pool of mortgages. REMICs are created by redirecting the cash flows from the pool of mortgages underlying those securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. REMICs may be sponsored by U.S. Government agencies and Government-sponsored enterprises.

A CDO is a type of structured asset-backed security that makes payments in a sequence based on the cash flow the CDO collects from the pool of bonds or other assets it owns. The CDO typically has tranches and the cash flow of interest and principal payments occurs based on seniority. If an asset defaults and the cash collected by the CDO is insufficient to pay all of its investors, those in the lowest, junior tranches suffer losses first. The last to lose payment from default are the safest, most senior tranches. Consequently payments and interest rates vary by tranche with the most senior tranches paying the lowest and the most junior tranches paying the highest rates to compensate for higher default risk. We are subject to credit risk related to two pools of CDOs collateralized by TruPS of insurance companies. TruPS are generally longer-term, fixed maturity securities that allow early redemption by the issuer with fixed or variable payments typically occurring on a quarterly basis.

In December 2013, the OCC adopted final regulations, commonly known as the “Volcker Rule”, which contains certain prohibitions and restrictions on the ability of a banking entity to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund. The regulations prohibit a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund (referred to as a “covered fund”) unless an exception applies. A covered fund is defined to include any issuer that would be an investment company under the Investment Company Act of 1940, but relies on the exemption for funds sold to fewer than 100 investors or the exemption for funds sold only to qualified purchasers. An issuer that could rely on a different exemption from the definition of investment company under the Investment Company Act would not be considered a covered fund, and therefore would not be subject to the Volcker Rule. In particular, the federal banking regulators have noted that some issuers of CDOs may qualify for exemption under Investment Company Act Rule 3a-7, which exempts non-managed fixed income funds from the definition of investment company. Therefore, if the issuer meets the requirements of Rule 3a-7, the Notes will not be subject to the Volcker Rule. However, if a different exemption does not apply, then the CDOs would be considered a covered fund subject to the Volcker Rule and the banking entity would be required to divest its holdings by July 15, 2015. Based on our review, the CDOs held by the Bank as of December 31, 2013 satisfy all conditions for relying on the exemption under Investment Company Act rule 3a-7, and therefore are not considered a covered fund that require divesture by July 15, 2015. The CDOs were in an unrealized loss position of $405,000 at December 31, 2013.

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

Deposit Activities and Other Sources of Funds

General. Deposits, securities, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and economic conditions.

Deposits. Substantially all of our depositors are residents of Pennsylvania. Deposits are attracted from within our market area through the offering of a broad selection of deposit products such as noninterest-bearing demand deposits, interest-bearing demand accounts, savings accounts, money market accounts and certificates of deposit (including individual retirement accounts). We consider demand deposits, savings accounts and money market accounts to be core deposits. Deposit products are supported by services including online banking with bill pay, mobile banking, and telephone banking. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, liquidity needs, profitability, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing semi-monthly. Our current strategy is to offer competitive rates on all types of deposit products.

In addition to accounts for individuals, we also offer deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include commercial checking accounts, money market accounts, sweep and insured money sweep services, remote electronic deposit, online banking with bill pay and automated clearinghouse.

At December 31, 2013, we did not have any brokered deposits.

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

Personnel

At December 31, 2013, we had 88 full-time equivalent employees, including 18 employees of our insurance agency subsidiary, none of whom is represented by a collective bargaining unit. We believe that our relationship with our employees is good.

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

Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for at least the last five years unless stated otherwise. Ages presented are as of December 31, 2013.

Jamie L. Prah was appointed as Senior Vice President – Chief Financial Officer of FedFirst Financial and First Federal in September 2011 after previously serving as Vice President—Controller and Treasurer of First Federal since February 2005. In 2010, Mr. Prah was also appointed Assistant Corporate Secretary of First Federal. Age 43.

Henry B. Brown III was appointed as Senior Vice President – Chief Lending Officer in September 2011 after previously serving as Vice President—Manager Production & Credit of First Federal since August 2007. Prior to joining First Federal, Mr. Brown served as Senior Vice President—Treasury Management at WesBanco Bank, Inc. from May 2005 to August 2007. Age 62.

Jennifer L. George was appointed as Senior Vice President – Chief Risk Officer in September 2011 after previously serving as Vice President—Bank Operations since July 2007. Ms. George joined First Federal in January 2006 as Assistant Controller. In 2010, Ms. George was also appointed Corporate Secretary of FedFirst Financial and First Federal. Age 42.

REGULATION AND SUPERVISION

General

First Federal Savings Bank, as a federal savings association, is currently subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”), as its primary federal regulator, and by the Federal Deposit Insurance Corporation (“FDIC”) as the insurer of its deposits. First Federal is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. First Federal must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OCC to evaluate First Federal’s safety and soundness and compliance with various regulatory requirements. The regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes. Any change in such policies, whether by the OCC, the FDIC or Congress, could have a material adverse effect on FedFirst Financial and First Federal and their operations.

The Consumer Financial Protection Bureau (“CFPB”) is an independent bureau of the Board of Governors of the Federal Reserve System (“FRB”) that has responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. Institutions of less than $10 billion in assets, such as First Federal, are subject to the regulations of the CFPB, but will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

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

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2013, First Federal met each of its capital requirements.

Basel Committee on Banking Supervision

On July 9, 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

The rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period.

The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

It is management’s belief that, as of December 31, 2013, the Company and the Bank would have exceeded all capital adequacy requirements under Basel III to be considered well capitalized on a fully phased-in basis if such requirements were currently effective.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions, including dividend limitations.  The Dodd-Frank Act made noncompliance with the qualified thrift lender test a violation of law that could result in an enforcement action. As of December 31, 2013, First Federal maintained 73.8% of its portfolio assets in qualified thrift investments and maintained at least 65% of its portfolio assets in qualified thrift investments in each of the previous 12 months, therefore, meeting the qualified thrift lender test.

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

FHLB System.  First Federal is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. First Federal, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB. First Federal was in compliance with this requirement with an investment in FHLB of Pittsburgh stock at December 31, 2013 of $2.6 million.

Federal Reserve System.  The FRB regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2013: a 3% reserve ratio is assessed on net transaction accounts up to and including $79.5 million; a 10% reserve ratio is applied above $79.5 million. The first $12.4 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2014, will require a 3% ratio for up to $89.0 million and an exemption of $13.3 million. First Federal complies with the foregoing requirements.

Other Regulations

First Federal’s operations are subject to federal laws applicable to credit transactions, including the:

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

The operations of First Federal are subject to laws such as the:

•
Currency and Foreign Transactions Reporting Act (commonly referred to as the “Bank Secrecy Act” or “BSA”), which requires U.S. financial institutions to assist U.S. government agencies to detect and prevent money laundering. Specifically, BSA requires financial institutions to keep records of cash purchases of negotiable instruments, file reports of cash transactions exceeding $10,000 (daily aggregate amount), and to report suspicious activity that might signify money laundering, tax evasion, or other criminal activities.

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

Our success depends to a large degree on the general economic conditions in Southwestern Pennsylvania. Our market has experienced a significant downturn in which we have seen falling home prices, rising foreclosures and an increased level of commercial and consumer delinquencies. Although economic conditions have slightly improved, if economic conditions in our market area do not continue to improve or we experience another downturn, we could experience reduced demand for our products and services, increased problem assets and foreclosures and increased loan losses, each of which could further adversely affect our business.

We could experience further adverse consequences in the event of another economic downturn in our market due to our exposure to commercial loans across various lines of business. Another economic downturn could adversely affect collateral values or cash flows of the borrowing businesses, and as a result our primary source of repayment could be insufficient to service the debt. Another adverse consequence in the event of another economic downturn in our market could be the loss of collateral value on commercial and real estate loans that are secured by real estate located in our market area. If real estate values in our market remain below their pre-recession levels or decline again the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished.

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

At December 31, 2013, $108.7 million, or 38.5%, of our loan portfolio consisted of commercial and multi-family real estate loans, commercial construction loans and commercial business loans. Commercial lending is an important part of our business strategy, and we expect this portion of our loan portfolio to continue to grow. Commercial loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the borrower’s business. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. In addition, many of our commercial real estate and commercial business loans are unseasoned, meaning that they were originated recently. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our future performance.

Our emphasis on residential mortgage loans exposes us to a risk of loss due to a decline in property values.

At December 31, 2013, $111.8 million, or 39.5%, of our loan portfolio consisted of residential mortgage loans, and $56.8 million, or 20.2%, of our loan portfolio consisted of home equity loans. Home equity loans are generally originated with a loan-to-value ratio of 80% or less and, on occasion, are originated with a loan-to-value ratio greater than 80%. Until 2007, such loans were offered with combined loan-to-value ratios of up to 125%. Declines in the housing market as a result of the recession resulted in declines in real estate values in our market areas. Real estate values in our market remain below their pre-recession levels and these depressed real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized—particularly those home equity loans that were originated with combined loan-to-value ratios in excess of 100% – which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers will not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the OCC, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OCC after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 1.17% of total loans outstanding and 136% of nonperforming loans at December 31, 2013. Our allowance for loan losses at December 31, 2013, may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Our purchase of out-of-state loans may expose us to increased lending risks.

Prior to 2006, we purchased newly originated residential and multi-family real estate loans secured by properties throughout the United States in order to supplement our own loan originations. At December 31, 2013, we had $6.9 million of purchased residential mortgage loans, of which $307,000 were non-performing, and $3.8 million of purchased multi-family real estate loans, of which all were performing. $4.7 million of the residential loans are located in Michigan and Ohio, which have experienced high levels of unemployment and were significantly impacted by the economic downturn. It is difficult to assess the future performance of this part of our loan portfolio because the properties securing these loans are located outside of our market area, which makes them more difficult to monitor. We can give no assurance that these loans will not have delinquency or charge-off levels above our historical experience, which would adversely affect our future performance.

If we conclude that the decline in value of any of our investment securities is other-than-temporary, we are required to write down the value of that security through a charge to earnings.

As of December 31, 2013, our investment portfolio included nine securities with unrealized losses of $655,000 that we considered for other-than-temporary impairment (“OTTI”). We evaluate our securities portfolio for OTTI throughout the year. Each investment that has a fair value less than book value is reviewed on a quarterly basis. An impairment charge is recorded against individual securities if management concludes that the decline in value is other-than-temporary. Any charges for OTTI would not impact cash flow, tangible capital or liquidity.

Included in securities with unrealized losses are three CDOs with an amortized cost of $4.0 million and a fair value of $3.6 million at December 31, 2013. The CDOs were issued by two issuer pools consisting of insurance companies. A number of factors or combinations of factors could cause us to conclude in future reporting periods that these securities have experienced OTTI. These factors include, but are not limited to, failure to make scheduled interest payments, an increase in the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions, and industry or issuer-specific factors that would render us unable to forecast a full recovery of the amortized cost basis.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2013, which is the most recent date for which information is available, we held 0.24% of the deposits in the Pittsburgh metropolitan area and 1.68% of the deposits in the counties in which our offices are located. Several of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

Regulation of the financial services industry is undergoing major changes, and future legislation could increase our cost of doing business or harm our competitive position.

The Dodd-Frank Act enacted in 2010 has created a significant shift in the way financial institutions operate. The Dodd-Frank Act restructured the regulation of depository institutions by merging the Office of Thrift Supervision, which previously regulated the Bank, into the OCC, and assigning the regulation of savings and loan holding companies, including the Company, to the FRB.

The Dodd-Frank Act also created a new CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10.0 billion in assets. Banks and savings institutions with $10.0 billion or less in assets will be examined by their applicable bank regulators.

As required by the Dodd-Frank Act, the federal banking regulators have adopted new consolidated capital requirements, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies have taken stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the FDIC’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or collateral for loans. Future legislative changes could require changes to business practices or force us to discontinue businesses and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

In July 2013, the FRB and the OCC adopted a final rule for the Basel III capital framework. These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as to the Bank. Beginning in 2015, our minimum capital requirements will be (i) a common Tier 1 equity ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. It is management’s belief that, as of December 31, 2013, the Company and the Bank would have exceeded all capital adequacy requirements under Basel III to be considered well capitalized on a fully phased-in basis if such requirements were currently effective.

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

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "PATRIOT Act") and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.        PROPERTIES

We currently conduct our banking business through seven full-service offices in Monessen, Monongahela, Belle Vernon, Uniontown, Perryopolis, McMurray and Washington, Pennsylvania. Our administrative offices are located in Monessen, Pennsylvania. We own all of our banking offices except for those in McMurray and Washington. The lease for our McMurray office expires in 2016 and has an option for an additional three year period. The lease for our Washington office expires in 2017 and has an option for two additional five year periods. The Uniontown office is subject to a ground lease and in January 2014 the Company exercised its option to extend the lease to 2019 with  an option to extend for one additional five year period.

Exchange Underwriters’ office is located in two buildings in Canonsburg, Pennsylvania, one of which is leased and the other which is owned. The lease for our Exchange Underwriters’ office expires in 2017 and has an option for an additional five year period.

The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $1.9 million at December 31, 2013.

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

Market, Holder and Dividend Information

Our common stock is listed on the NASDAQ Capital Market under the trading symbol “FFCO.” The following table sets forth the high and low sales prices of the common stock as reported on the NASDAQ Capital Market and the dividend paid per share of common stock for the four quarters of 2013 and 2012.

	2013			2012
Quarter	High	Low	Dividend	High	Low	Dividend
First Quarter	$23.00	$16.07	$0.04	$14.00	$13.20	$0.03
Second Quarter	19.75	17.50	0.06	14.31	13.58	0.04
Third Quarter	19.45	18.50	0.06	15.25	14.20	0.04
Fourth Quarter	20.49	19.00	0.06	16.58	15.00	0.29

In 2013, FedFirst Financial declared and paid a cash dividend of $0.06 per common share in the second, third and fourth quarter and $0.04 per common share in the first quarter. In 2012, FedFirst Financial declared and paid a cash dividend of $0.04 per common share in the second, third and fourth quarter and $0.03 per common share in the first quarter. In addition, FedFirst Financial declared and paid a $0.25 per common share special cash dividend in the fourth quarter of 2012. In 2013 and 2012, the dividend payout ratio using diluted earnings per share was 24.2% and 50.0% respectively. On January 31, 2014, FedFirst Financial declared a $0.25 per common share special cash dividend which was paid on February 28, 2014.

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

As of March 6, 2014, there were approximately 245 holders of record of our common stock, excluding the number of persons or entities holding stock in street name through various brokerage firms.

Purchases of Equity Securities

The Company made the following purchases of its common stock during the three months ended December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
October 1-31, 2013	15,000	$19.40	15,000	116,400
November 1-30, 2013	40,700	19.58	40,700	75,700
December 1-31, 2013	34,500	19.55	34,500	41,200
Total	90,200	19.54	90,200

(1)
On January 23, 2013, the Company announced that the board of directors had approved a program allowing the Company to repurchase up to 254,000 shares of the Company’s outstanding common stock, which was approximately 10% of outstanding shares. As of December 31, 2013, 212,800 shares of the Company’s common stock had been repurchased under this program. This repurchase program was completed on February 3, 2014.

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

Overview

We conduct community banking activities by accepting deposits and originating loans in our market area. Our lending products include residential mortgage loans, commercial real estate and business loans, and home equity and other consumer loans. We also maintain an investment portfolio consisting primarily of mortgage-backed securities, municipal bonds and REMICs. Our loan and investment portfolios are funded with deposits as well as collateralized borrowings from the FHLB of Pittsburgh.

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

Expenses. The noninterest expenses we incur in operating our business consist primarily of compensation and employee benefits expenses and occupancy expenses, which include depreciation. We also incur expenses for FDIC insurance premiums, data processing, professional services, advertising, and other miscellaneous items.

Compensation and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans, equity compensation plans and other employee benefits. Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, lease expense, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Federal insurance premiums are payments to the FDIC for insurance of our deposit accounts. Data processing expenses are fees paid to third parties for processing customer information, deposits, loans and general ledger activity. Professional services are fees paid to third parties for audit and accounting, legal, consulting, and other specialist services. Other expenses include supplies, telephone, postage, correspondent bank fees, real estate owned expenses, amortization of intangibles and other miscellaneous operating expenses.

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

•
Use conservative underwriting practices to maintain asset quality. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards that we believe are conservative. Non-performing loans were 0.86% of our total loan portfolio at December 31, 2013 and equivalent to December 31, 2012. Although we intend to continue our efforts to originate commercial real estate and business loans, we intend to continue our philosophy of managing loan exposures through our conservative approach to lending.

•
Improve our funding mix by marketing core deposits. Core deposits (demand deposits, money market accounts and savings accounts) comprised 59.7% of our total deposits at December 31, 2013. We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit. We have succeeded in growing core deposits by promoting a sales culture in our branch offices that is supported by the use of technology and by offering a variety of products for our business customers, such as sweep and insured money sweep services, remote electronic deposit, online banking with bill pay, mobile banking, and automated clearinghouse.

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

Goodwill. We recorded goodwill in connection with our acquisition of Exchange Underwriters. Goodwill is not amortized but is tested for impairment annually or more frequently if impairment indicators arise. The goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. We estimate the fair values of the related operations using discounted cash flows. The forecasts of future cash flows are based on our best estimate of future revenues and operating costs, based primarily on contracts in effect, new accounts and cancellations and operating budgets. The impairment analysis requires management to make subjective judgments concerning how the acquired assets will perform in the future. Events and factors that may significantly affect the estimates include competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and industry and market trends. Changes in these forecasts could cause a reporting unit to either pass or fail the first step in the goodwill impairment model, which could significantly change the amount of impairment recorded. Our annual assessment of potential goodwill impairment was completed in the fourth quarter of 2013. Based on the results of this assessment, no impairment charge was deemed necessary for the years ended December 31, 2013 and 2012.

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

CDOs are evaluated for OTTI by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit-related OTTI exists on CDOs.

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

Balance Sheet Analysis

General. Total assets increased $267,000, or 0.1%, to $319.0 million at December 31, 2013 compared to $318.8 million at December 31, 2012.

Loans. Net loans increased $19.3 million, or 7.7%, to $268.8 million at December 31, 2013, compared to $249.5 million at December 31, 2012.

Commercial real estate and commercial business loans increased $21.4 million, or 35.3%, to $81.9 million at December 31, 2013, compared to $60.6 million at December 31, 2012. The increase was the result of efforts to continue to diversify our loan portfolio through development of commercial loan relationships with strong fundamentals and also included further expansion of relationships with other community banks through participation loans.

Construction loans, net of loans in process, increased $5.0 million to $8.7 million at December 31, 2013, compared to $3.7 million at December 31, 2012. Commercial construction loans, net of loans in process, increased $4.2 million to $6.7 million at December 31, 2013 compared to $2.5 million at December 31, 2012.  Residential construction loans, net of loans in process, increased $789,000 to $2.0 million compared to $1.2 million at December 31, 2012. The increase in commercial construction loans is primarily driven by purchased participation loans with other community banks on large projects. Fluctuations in the construction loan segment are primarily driven by timing of funding compared to when construction is completed. Loans are transferred to the commercial or residential real estate category upon completion of construction.

Consumer loans increased $7.2 million, or 13.9%, to $58.5 million at December 31, 2013, compared to $51.3 million at December 31, 2012. The majority of the increase is due to home equity loans, which increased $7.4 million, or 15.0%, to $56.8 million, compared to $49.4 million at December 31, 2012. The increase in home equity loans is primarily due to customer refinance demand and preference for lower cost, shorter-term options compared to residential loans.

Residential loans decreased $9.2 million, or 7.6%, to $111.8 million at December 31, 2013, compared to $120.9 million at December 31, 2012. The decrease was the result of loan payoffs primarily driven by market conditions and the historically low interest rate environment. Payoffs and paydowns of residential real estate loans have been partially replaced by home equity loan originations at shorter terms and lower yields.

Multi-family loans decreased $4.5 million to $10.9 million compared to $15.3 million at December 31, 2012. The decrease in these categories was the result of loan payoffs primarily driven by market conditions and the historically low interest rate environment.

The following table sets forth the composition of our loan portfolio at the dates indicated (dollars in thousands).

December 31,	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate - mortgage:
One- to four-family residential
Originated	$104,870	37.1%	$110,754	43.4%	$117,622	46.0%	$121,376	51.3%	$134,201	54.8%
Purchased	6,888	2.4	10,188	4.0	16,304	6.4	20,591	8.7	23,872	9.8
Total one- to four-family residential	111,758	39.5	120,942	47.4	133,926	52.4	141,967	60.0	158,073	64.6

Multi-family
Originated	7,083	2.5	11,101	4.3	13,122	5.1	4,082	1.7	3,970	1.6
Purchased	3,768	1.3	4,226	1.7	5,121	2.0	5,261	2.2	6,021	2.5
Total multi-family	10,851	3.8	15,327	6.0	18,243	7.1	9,343	3.9	9,991	4.1

Commercial	61,889	21.9	45,504	17.8	35,307	13.8	33,732	14.2	31,405	12.8
Total real estate - mortgage	184,498	65.2	181,773	71.2	187,476	73.3	185,042	78.1	199,469	81.5

Real estate - construction:
Residential	3,337	1.2	1,931	0.8	3,874	1.5	6,787	2.9	3,028	1.2
Commercial	15,979	5.7	5,231	2.0	8,308	3.3	736	0.3	2,576	1.1
Total real estate - construction	19,316	6.9	7,162	2.8	12,182	4.8	7,523	3.2	5,604	2.3

Consumer:
Home equity
Loan-to-value ratio of 80% or less	47,543	16.9	41,537	16.3	30,679	12.0	22,628	9.6	17,802	7.3
Loan-to-value ratio of greater than 80%	9,247	3.3	7,841	3.0	7,758	3.1	8,624	3.6	9,288	3.8
Total home equity	56,790	20.2	49,378	19.3	38,437	15.1	31,252	13.2	27,090	11.1

Other	1,666	0.6	1,923	0.8	1,892	0.7	2,090	0.9	2,243	0.9
Total consumer	58,456	20.8	51,301	20.1	40,329	15.8	33,342	14.1	29,333	12.0

Commercial business	20,023	7.1	15,055	5.9	15,445	6.1	10,875	4.6	10,327	4.2
Total loans	282,293	100.0%	255,291	100.0%	255,432	100.0%	236,782	100.0%	244,733	100.0%

Net premium on loans purchased	93		106		127		116		108
Net deferred loan costs	351		450		606		697		829
Loans in process	(10,617)		(3,431)		(7,790)		(4,716)		(2,774)
Allowance for losses	(3,308)		(2,886)		(3,098)		(2,824)		(2,509)
Loans, net	$268,812		$249,530		$245,277		$230,055		$240,387

The following table sets forth certain information at December 31, 2013 regarding the dollar amount of loans maturing during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Real estate – construction loans will be converted to a real estate – mortgage loan at the end of the construction period and are reported based on the maturity date of the real estate – mortgage loan (dollars in thousands).

	Amounts Due in
	One Year or Less	One to Five Years	After Five Years	Total
Real estate - mortgage
One- to four-family residential
Originated	$75	$646	$104,149	$104,870
Purchased	-	1,608	5,280	6,888
Total one- to four-family residential	75	2,254	109,429	111,758

Multi-family
Originated	-	40	7,043	7,083
Purchased	-	-	3,768	3,768
Total multi-family	-	40	10,811	10,851

Commercial	743	9,528	51,618	61,889
Total real estate - mortgage	818	11,822	171,858	184,498

Real estate - construction:
Residential	-	-	3,337	3,337
Commercial	2,000	10,196	3,783	15,979
Total real estate - construction	2,000	10,196	7,120	19,316

Consumer:
Home equity
Loan-to-value ratio of 80% or less	1,812	1,208	44,523	47,543
Loan-to-value ratio of greater than 80%	140	358	8,749	9,247
Total home equity	1,952	1,566	53,272	56,790

Other	227	70	1,369	1,666
Total consumer	2,179	1,636	54,641	58,456

Commercial business	2,972	13,441	3,610	20,023
Total	$7,969	$37,095	$237,229	$282,293

The following table sets forth the dollar amount of all loans at December 31, 2013 that are due after December 31, 2014 and have either fixed or adjustable interest rates (dollars in thousands).

	Fixed	Adjustable	Total
Real estate - mortgage
One- to four-family residential
Originated	$102,971	$1,824	$104,795
Purchased	1,502	5,386	6,888
Total one- to four-family residential	104,473	7,210	111,683

Multi-family
Originated	1,727	5,356	7,083
Purchased	-	3,768	3,768
Total multi-family	1,727	9,124	10,851

Commercial	29,598	31,548	61,146
Total real estate - mortgage	135,798	47,882	183,680

Real estate - construction:
Residential	3,090	247	3,337
Commercial	-	13,979	13,979
Total real estate - construction	3,090	14,226	17,316

Consumer:
Home equity
Loan-to-value ratio of 80% or less	45,369	362	45,731
Loan-to-value ratio of greater than 80%	8,928	179	9,107
Total home equity	54,297	541	54,838

Other	1,439	-	1,439
Total consumer	55,736	541	56,277

Commercial business	15,051	2,000	17,051
Total	$209,675	$64,649	$274,324

Securities. Securities available-for-sale decreased $15.8 million, or 37.1%, to $26.8 million at December 31, 2013 compared to $42.6 million at December 31, 2012 due to paydowns and a $700,000 maturity of a municipal bond. In addition, the securities portfolio reflects an unrealized gain of $102,000 at December 31, 2013 compared to an unrealized loss of $638,000 at December 31, 2012. The following table sets forth the amortized cost and fair value of the securities portfolio at the dates indicated (dollars in thousands).

December 31,	2013		2012		2011
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Government-sponsored enterprises	$-	$-	$-	$-	$2,000	$2,003
Municipal bonds	7,988	7,970	8,756	9,181	6,738	7,125
Mortgage-backed - GSEs	7,740	8,192	12,120	12,815	16,572	17,544
REMICs	6,946	7,019	18,345	18,700	23,413	24,318
Corporate debt	3,996	3,591	3,995	1,882	3,995	1,454
Equities	-	-	4	4	4	4
Total securities available-for-sale	$26,670	$26,772	$43,220	$42,582	$52,722	$52,448

At December 31, 2013, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity.

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

At December 31, 2013, the Company had two municipal bonds with an unrealized loss of $142,000 in an unrealized loss position of less than 12 months and one municipal bond with an unrealized loss of $83,000 in an unrealized loss position of 12 months or more. An evaluation was performed on each bond. For the two bonds in an unrealized loss position of less than 12 months, there were no events to indicate deterioration in credit with unchanged, investment grade credit ratings. The Company believes the unrealized loss on these two bonds is due to market conditions, specifically rising interest rates impacting the value of the bonds. For the bond in an unrealized loss position of 12 months or more, the credit rating was initially downgraded in 2012 primarily due to budgetary challenges and more recently in July 2013 primarily due to accreditation concerns; however the credit rating remains investment grade and the strong income indicators of the economic base and sound financial policies and practices of the municipality, and the municipality’s ability to levy a property tax that is sufficient to be used for bond payment are expected to allow it to repay debt and meet its contractual obligations. Therefore, the Company believes the unrealized loss of this bond is due to changes in market conditions. The Company does not intend to sell the bonds and it is more likely than not that the Company will not be required to sell the bonds before recovery. The Company expects to recover the entire amortized cost basis and concluded that there was no OTTI on these bonds at December 31, 2013.

At December 31, 2013, the Company had three securities consisting of two pools of CDOs collateralized by the TruPS of insurance companies that were in an unrealized loss position for 12 months or greater at an amount of $405,000. These securities were downgraded from their original rating issuance to below investment grade in 2009 after purchase. The lack of liquidity in the market for this type of security, credit rating downgrades and market uncertainties are factors contributing to the unrealized losses on these securities.

These securities are evaluated for OTTI by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit-related OTTI exists. Additionally, reports are reviewed that provide information for the amount of deferral/defaults that would have to occur to prevent the tranche from collecting contractual cash flows (principal and interest). None of these securities are projecting a cash flow disruption, nor have any of these securities experienced a cash flow disruption. The Company also reviewed each of the issues’ collateral participants, including their financial condition, ratings provided by A. M. Best (for insurance companies), and adverse conditions specifically related to industry or geographic area. This information did not suggest additional deferrals or defaults in the future that would result in the securities not receiving all of their contractual cash flows. Based on the analysis performed and the fact that the Company does not expect to sell these securities, and because it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company concluded that there was no OTTI on these securities at December 31, 2013.

In December 2013, the OCC adopted final regulations implementing section 619 of the Dodd-Frank Wall Street Reform and Protection Act, commonly known as the “Volcker Rule”, which restricts the ability of a banking entity to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund (referred to as a “covered fund”). A banking entity must divest its holding in covered funds by July 15, 2015. A covered fund is defined to include any issuer that would be an investment company under the Investment Company Act of 1940, but relies on the exemption for funds sold to fewer than 100 investors or the exemption for funds sold only to qualified purchasers. An issuer that could rely on a different exemption from the definition of investment company under the Investment Company Act would not be considered a covered fund, and therefore would not be subject to the Volcker Rule. In particular, the federal banking regulators have noted that some issuers of CDOs may qualify for exemption under Investment Company Act Rule 3a-7, which exempts non-managed fixed income funds from the definition of investment company. Therefore, if the issuer meets the requirements of Rule 3a-7, the CDOs will not be subject to the Volcker Rule. Based on our review, the CDOs held by the Bank as of December 31, 2013 satisfy all conditions for relying on the exemption under Investment Company Act Rule 3a-7, and therefore are not considered a covered fund that require divesture by July 15, 2015. The CDOs were in an unrealized loss position of $405,000 at December 31, 2013.

At December 31, 2013, the Company had three REMIC securities that were issued and backed by a Government-Sponsored Enterprise (“FNMA” and “FHLMC”) with an unrealized loss of $25,000. The securities were in an unrealized loss position for less than 12 months. The Company believes the unrealized loss of the securities is due to changes in market interest rates or changes in market conditions as there was no indication that the issuers were having financial difficulties. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before their recovery. The Company expects to recover the entire amortized cost basis of the securities and concluded that there was no OTTI at December 31, 2013.

The following table sets forth the stated maturities and weighted average yields of our securities at December 31, 2013. Certain mortgage-backed securities have adjustable interest rates and will reprice periodically within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2013, mortgage-backed securities and REMICs with adjustable rates totaled $1.2 million (dollars in thousands).

	Amounts due in

	One Year or Less		One Year to Five Years		Five Years to Ten Years		After Ten Years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Municipal bonds	$-	-%	$2,210	5.87%	$2,677	3.69%	$3,083	3.05%	$7,970	3.98%
Mortgage-backed - GSEs	1	6.29	104	3.25	3,548	2.88	4,539	4.92	8,192	4.00
REMICs	-	-	-	-	276	3.99	6,743	3.02	7,019	3.05
Corporate debt	-	-	-	-	-	-	3,591	2.28	3,591	2.28
Total available-for-sale debt securities	$1	6.29%	$2,314	5.74%	$6,501	3.28%	$17,956	3.30%	$26,772	3.49%

FHLB stock. FHLB stock decreased $1.2 million, or 31.6%, to $2.6 million at December 31, 2013 compared to $3.8 million at December 31, 2012 due to the FHLB repurchasing excess capital stock.

Other assets. Other assets decreased $1.5 million, or 72.7%, to $573,000 at December 31, 2013 compared to $2.1 million at December 31, 2012. The decrease was primarily the result of a $643,000 refund of the FDIC prepaid insurance assessment and a $503,000 federal income tax refund that was applied against 2013 estimated tax payments.

Deposits. Total deposits increased $5.2 million, or 2.4%, to $219.2 million at December 31, 2013 compared to $214.1 million at December 31, 2012. There were increases of $12.9 million in interest-bearing demand deposits and $3.3 million in noninterest-bearing demand deposits partially offset by decreases of $6.3 million in money market accounts and $4.8 million in certificates of deposit. The increase in interest-bearing demand deposits and corresponding decrease in money market accounts was primarily due to the Bank’s reclassification of sweep products in the current period. During the current period, municipal and business customers that use the Bank’s sweep products deposited significant amounts, some of which may be temporary. In addition, due to the low rate environment, the Bank has been selective on promotional rates and has concentrated its efforts on increasing noninterest-bearing accounts by building strong customer relationships. The decrease in certificates of deposits was primarily due to customer hesitancy to commit to long-term rates. The following table sets forth the balances of our deposit products at the dates indicated (dollars in thousands).

	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$27,247	12.4%	$23,987	11.2%	$20,536	9.3%
Interest-bearing demand deposits	30,733	14.0	17,878	8.4	14,555	6.6
Savings accounts	24,415	11.1	24,271	11.3	22,827	10.3
Money market accounts	48,746	22.2	55,047	25.7	59,709	27.0
Certificates of deposit	88,091	40.3	92,874	43.4	103,913	46.8
Total deposits	$219,232	100.0%	$214,057	100.0%	$221,540	100.0%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2013. Jumbo certificates of deposit require minimum deposits of $100,000 (dollars in thousands).

Maturity Period	Certificates of Deposit
Three months or less	$1,225
Over three through six months	3,092
Over six through twelve months	17,711
Over twelve months	12,168
Total jumbo certificates	$34,196

The following table sets forth certificates of deposit classified by rates at the dates indicated (dollars in thousands).

December 31,	2013	2012	2011
0.50% or less	$37,970	$15,771	$9,126
0.51 - 1.00%	11,708	28,589	8,333
1.01 - 2.00%	14,223	17,266	36,142
2.01 - 3.00%	15,564	20,350	32,923
3.01 - 4.00%	4,832	5,521	8,098
4.01% or greater	3,794	5,377	9,291
Total certificates of deposits	$88,091	$92,874	$103,913

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2013 (dollars in thousands).

Amounts Due in
	One Year or Less	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Five Years and Thereafter	Total	Percent of Total
0.50% or less	$32,322	$4,200	$1,448	$-	$-	$-	$37,970	43.1%
0.51 - 1.00%	7,273	1,172	513	600	795	1,355	11,708	13.3
1.01 - 2.00%	1,929	539	4,338	719	681	6,017	14,223	16.1
2.01 - 3.00%	1,441	2,714	989	1,787	4,866	3,767	15,564	17.7
3.01 - 4.00%	3,076	1,245	-	38	451	22	4,832	5.5
4.01% or greater	526	1,515	1,063	474	216	-	3,794	4.3
Total	$46,567	$11,385	$8,351	$3,618	$7,009	$11,161	$88,091	100.0%

The following table sets forth deposit activity for the periods indicated (dollars in thousands).

Years Ended December 31,	2013	2012	2011
Beginning balance	$214,057	$221,540	$203,562
Increase (decrease) before interest credited	3,719	(9,575)	15,117
Interest credited	1,456	2,092	2,861
Net increase (decrease) in deposits	5,175	(7,483)	17,978
Deposits at end of year	$219,232	$214,057	$221,540

Borrowings. Borrowings decreased $3.1 million, or 6.3%, to $45.6 million at December 31, 2013 compared to $48.7 million at December 31, 2012. The weighted average rate of borrowings decreased 43 basis points to 2.34% at December 31, 2013 compared to 2.77% at December 31, 2012 primarily due to the payoff of a $7.1 million matured advance at a rate of 3.68%. This was partially offset by a $3.9 million increase in short-term borrowings.

The following table sets forth information concerning our borrowings at the periods indicated (dollars in thousands).

Years Ended December 31,	2013	2012	2011
Maximum amount outstanding at any month end during the year	$46,338	$48,873	$72,864
Average amounts outstanding during the year	37,784	44,348	58,150
Weighted average rate during the year	3.37%	3.66%	3.69%
Balance outstanding at end of year	$45,591	$48,678	$49,289
Weighted average rate at end of year	2.34%	2.77%	3.69%

Stockholders’ Equity. Stockholders’ equity decreased $1.4 million, or 2.7%, to $51.9 million at December 31, 2013 compared to $53.3 million at December 31, 2012. The decrease was primarily due to the purchase of 213,157 shares of the Company’s common stock for $4.1 million and $528,000 in dividend payments to stockholders partially offset by $2.2 million of net income and a $450,000 increase in accumulated other comprehensive income as a result of an increase in the unrealized gain position of the security portfolio.

Results of Operations for the Years Ended December 31, 2013 and 2012

Overview.

(Dollars in thousands)	2013	2012
Net income	$2,235	$2,255
Return on average assets	0.71%	0.68%
Return on average equity	4.14	3.84
Average equity to average assets	17.08	17.71

Net Interest Income. Net interest income decreased $91,000 to $10.2 million for the year ended December 31, 2013 compared to $10.3 million for the year ended December 31, 2012. Total interest income decreased $1.0 million, or 7.4%, to $12.9 million for the year ended December 31, 2013 compared to $13.9 million for the year ended December 31, 2012. Interest income on securities decreased $628,000 primarily due to paydowns which resulted in a $17.2 million decrease in the average balance.

Interest income on loans decreased $397,000 and included the effect of a one-time receipt in the current period of $115,000 upon payoff of an impaired, nonaccrual commercial real estate loan. Interest received while the loan was on nonaccrual was applied to principal and was not recognized to income until payoff. Despite this one-time event, the yield on loans decreased 39 basis points and was primarily driven by modifications and paydowns of higher yielding residential real estate due to the low interest rate environment that were replaced by originations of home equity and commercial loans at lower yields. The average balance of loans increased $12.0 million and included a change in loan composition with increases in commercial and home equity loans partially offset by a decrease in residential and multi-family loans.

Interest expense decreased $938,000, or 25.8%, to $2.7 million for the year ended December 31, 2013 compared to $3.6 million for the year ended December 31, 2012 due to decreases of 33 basis points in cost and $11.6 million in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $589,000 due to a decrease of 28 basis points in cost, primarily related to interest rate reductions of all deposit products with the majority of the benefit derived from maturing certificates of deposit and money market accounts, and a $5.1 million decrease in the average balance of higher-cost money market and certificates of deposits. Interest expense on borrowings decreased $349,000 due to a decrease of $6.6 million in the average balance coupled with a decrease of 29 basis points in cost, as higher-cost long-term borrowings were paid off and replaced at short-term, lower rates.

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

Years Ended December 31,	2013			2012
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$256,010	$11,867	4.64%	$244,012	$12,264	5.03%
Securities (3)(4)	33,376	1,104	3.31	50,574	1,731	3.42
Other interest-earning assets	8,666	27	0.31	18,412	31	0.17
Total interest-earning assets	298,052	$12,998	4.36	312,998	$14,026	4.48
Noninterest-earning assets	18,314			18,786
Total assets	$316,366			$331,784

Liabilities and Stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$26,769	$23	0.09%	$16,511	$20	0.12%
Savings accounts	24,569	12	0.05	24,048	39	0.16
Money market accounts	52,951	77	0.15	61,444	227	0.37
Certificates of deposit	90,394	1,307	1.45	97,757	1,722	1.76
Total interest-bearing deposits	194,683	1,419	0.73	199,760	2,008	1.01
Borrowings	37,784	1,275	3.37	44,348	1,624	3.66
Total interest-bearing liabilities	232,467	2,694	1.16	244,108	3,632	1.49
Noninterest-bearing liabilities	29,852			28,931
Total liabilities	262,319			273,039
Stockholders' equity	54,047			58,745
Total liabilities and stockholders' equity	$316,366			$331,784
Net interest income		$10,304			$10,394
Interest rate spread			3.20%			2.99%
Net interest margin			3.46			3.32
Average interest-earning assets to average interest-bearing liabilities			128.21%			128.22%

(1)	Amount is net of deferred loan costs, loans in process, and estimated allowance for loan losses.
(2)	Amount includes nonaccrual loans in average balances only.
(3)	Amount does not include effect of unrealized (loss) gain on securities available-for-sale.
(4)	Includes municipal bonds; yield and interest are stated on a taxable equivalent basis.

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income on a taxable equivalent basis (dollars in thousands). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The total column represents the sum of change. Changes related to volume/rate are prorated into volume and rate components.

	2013 Compared to 2012
	Increase (Decrease) Due to
	Volume	Rate	Total

Interest and dividend income:
Loans, net	$584	$(981)	$(397)
Securities	(573)	(54)	(627)
Other interest-earning assets	(22)	18	(4)
Total interest-earning assets	(11)	(1,017)	(1,028)

Interest expense:
Deposits	(43)	(546)	(589)
Borrowings	(227)	(122)	(349)
Total interest-bearing liabilities	(270)	(668)	(938)
Change in net interest income	$259	$(349)	$(90)

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2013 and 2012 (dollars in thousands).

Years Ended December 31,	2013	2012
Allowance at beginning of year	$2,886	$3,098
Provision for loan losses	740	310
Charge-offs	(345)	(543)
Recoveries	27	21
Net charge-offs	(318)	(522)
Allowance at end of year	$3,308	$2,886

The provision for loan losses was $740,000 for the year ended December 31, 2013 compared to $310,000 for the year ended December 31, 2012. In 2013, the provision was impacted by a change in the mix of the loan portfolio, including growth in commercial loans and an increase in special mention rated loans. Net charge-offs were $318,000 for the year ended December 31, 2013 compared to $522,000 for the year ended December 31, 2012.

An analysis of the changes in the allowance for loan losses is presented under “Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income. The following table summarizes noninterest income for the years ended December 31, 2013 and 2012 (dollars in thousands).

Years Ended December 31,	2013	2012
Fees and service charges	$750	$624
Insurance commissions	3,222	2,460
Income from bank-owned life insurance	243	289
Other	102	102
Total noninterest income	$4,317	$3,475

Noninterest income increased $842,000, or 24.2%, to $4.3 million for the year ended December 31, 2013 compared to $3.5 million for the year ended December 31, 2012. In 2013, there was a $762,000 increase in insurance commissions primarily due to an increase in commercial lines policies and a $228,000 increase in contingency fees. In addition, fees and service charge income increased $126,000 primarily due to prepayment fees received on payoffs of commercial loans. Income from bank-owned life insurance decreased $46,000 primarily due to the recognition of $33,000 in income from a policy of a former director who passed in the prior period.

Noninterest Expense. The following table summarizes noninterest expense for the years ended December 31, 2013 and 2012 (dollars in thousands).

Years Ended December 31,	2013	2012
Compensation and employee benefits	$6,115	$5,700
Occupancy	1,158	1,191
FDIC insurance premiums	180	210
Data processing	575	555
Professional services	601	708
Advertising	498	221
Supplies	87	94
Telephone	46	54
Postage	120	127
Correspondent bank fees	123	131
Real estate owned expense	(105)	58
Amortization of intangibles	54	112
All other	853	783
Total noninterest expense	$10,305	$9,944

Noninterest expense increased $361,000, or 3.6%, to $10.3 million for the year ended December 31, 2013 compared to $9.9 million for the year ended December 31, 2012. Compensation expense increased $415,000 primarily due to the hiring of additional staff, higher employee commissions from an increase in fee income on insurance policies, and an increase in stock-based compensation. In addition, advertising expense increased $277,000 primarily related to a cooperative marketing agreement signed to gain insurance commissions by binding coverage for workers’ compensation insurance policies. This was partially offset by the recognition of $105,000 of real estate owned income primarily due to gains on the sale of a properties in the current period compared to $58,000 of real estate owned expense in the prior period. Additionally, there was a $107,000 decrease in professional services primarily due to costs associated with strategic planning analysis and initiatives in the prior period and a $58,000 decrease in amortization of intangibles and $33,000 decrease in occupancy expense primarily due to fully depreciated and amortized assets.

Income Taxes. For the year ended December 31, 2013, income tax expense was $1.2 million compared to $1.3 million for the year ended December 31, 2012.

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

Results of Operations of Exchange Underwriters

Exchange Underwriters’ net income increased $226,000 to $385,000 for the year ended December 31, 2013 compared to $159,000 for the year ended December 31, 2012.

Total income increased $757,000 to $3.2 million for the year ended December 31, 2013 compared to $2.5 million for the year ended December 31, 2012. Substantially all of the income of Exchange Underwriters is derived from commissions received on the sale of insurance. The increase in income is primarily due to an increase in commissions from commercial-lines policies and a $228,000 increase in contingency fees.

Total expenses, excluding income tax expense, increased $375,000 to $2.5 million for the year ended December 31, 2013 compared to $2.2 million for the year ended December 31, 2012 primarily due to an increase in advertising expense from a cooperative marketing agreement signed to gain insurance commissions by binding coverage for workers’ compensation insurance policies and an increase in compensation expense from higher commissions based on volume and increased employee benefit costs partially offset by a decrease in amortization of intangibles due to fully amortized assets.

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, market and interest rate risk, operational risk, liquidity risk, regulatory and compliance risk, reputation risk, and strategic risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Market and interest rate risk is the sensitivity risk of our earnings and net portfolio value to changes in interest rates. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events and may include fraud, processing errors, technology failures and disaster recovery. Liquidity risk is the risk that funds cannot be generated at reasonable prices, or in a reasonable time frame, to meet normal or unanticipated obligations. Regulatory and compliance risk is the risk that a change in laws or new regulations will materially impact our business through increased operational costs. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue. Strategic risk is the risk of loss arising from a poor strategic business decision.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans.

When a borrower fails to remit a required loan payment, we initiate a number of steps to cure the delinquency and restore the loan to current status. For all loans, a past due notice is generated and sent to the borrower when the loan becomes 15 days past due. For residential and consumer loans, if the payment is not received within five days, a second past due notice is sent. If payment is not received by the 30th day of delinquency, additional letters and phone calls are made. Generally, a notice is sent of our intention to foreclose when residential loans become 60 days past due without establishing payment arrangements. If the borrower has not cured the default within the next 30 days, we will commence foreclosure proceedings. If a foreclosure action is instituted and the loan is not paid current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure. For commercial loans, the borrower is contacted in an attempt to reestablish the loan to current status and ensure timely payments continue. Collection efforts continue until the loan is 90 days past due, at which time demand payment, default, and/or foreclosure procedures are initiated. We may consider loan workout arrangements with certain borrowers under certain circumstances.

On a monthly basis, management informs the board of directors of loans delinquent 30 days or more, loans in foreclosure, and repossessed property.

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

The following table provides information with respect to our nonperforming assets at the dates indicated (dollars in thousands).

December 31,	2013	2012	2011	2010	2009
Nonaccrual loans:
Real estate - mortgage:
One-to four-family residential
Originated	$1,595	$1,269	$128	$332	$137
Purchased	307	763	1,416	394	227
Total one-to four-family residential	1,902	2,032	1,544	726	364

Multi-family
Purchased	-	-	-	-	634
Total multi-family	-	-	-	-	634

Commercial	493	172	568	493	98
Total real estate - mortgage	2,395	2,204	2,112	1,219	1,096

Consumer:
Home equity
Loan-to-value ratio of 80% or less	-	-	-	-	79
Loan-to-value ratio of greater than 80%	30	-	33	-	45
Total home equity	30	-	33	-	124

Other	-	-	-	-	11
Total consumer	30	-	33	-	135

Total nonaccrual loans	2,425	2,204	2,145	1,219	1,231

Accruing loans past due 90 days or more	-	-	-	-	-
Total nonaccrual loans and accruing loans past due 90 days or more	2,425	2,204	2,145	1,219	1,231
Real estate owned	126	146	544	426	419
Total nonperforming assets	$2,551	$2,350	$2,689	$1,645	$1,650

Troubled debt restructurings:
In nonaccrual status	$968	$1,254	$465	$493	$-
Performing under modifed terms	2,358	1,501	1,565	672	-
Total troubled debt restructurings	$3,326	$2,755	$2,030	$1,165	$-

Total nonperforming loans to total loans	0.86%	0.86%	0.84%	0.51%	0.50%
Total nonperforming assets to total assets	0.80	0.74	0.80	0.48	0.47
Total nonperforming assets and troubled debt restructurings performing under modified terms to total assets (1)	1.54	1.21	1.27	0.68	-

(1) Troubled debt restructurings in nonaccrual status are included in nonperforming assets.

Interest income that would have been recorded for the years ended December 31, 2013 and December 31, 2012 had nonaccruing loans been current according to their original terms amounted to $106,000 and $132,000, respectively. No interest related to nonaccrual loans was included in interest income for the years ended December 31, 2013 and 2012.

The following table shows the aggregate amounts of our classified assets at the dates indicated (dollars in thousands). Real estate owned properties are considered substandard based on internal policy.

December 31,	2013	2012	2011
Special mention assets	$4,587	$508	$2,338
Substandard assets	5,569	5,399	4,477
Total classified assets	$10,156	$5,907	$6,815

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

Allowance on Impaired Loans. We establish an allowance for loans that are individually evaluated and determined to be impaired. The amount of impairment is determined by the difference between the present value of the expected cash flows related to the loan, using current interest rates and its recorded value, or, as a practical measure in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans less estimated selling costs. At December 31, 2013, there were seven loan relationships that were individually evaluated for impairment, of which five were considered TDRs. At December 31, 2012, there were seven loan relationships that were individually evaluated for impairment, of which four were considered TDRs. TDR and impaired loan information and any related specific allowances were previously summarized in the “Troubled Debt Restructurings” and “Impaired Loans” sections.

Allowance on the Remainder of the Loan Portfolio. We establish an allowance for loans that are not determined to be impaired. Management determines historical loss experience for each group of loans with similar risk characteristics within the portfolio based on loss experience for loans in each group. Loan categories will represent groups of loans with similar risk characteristics and may include types of loans categorized by product, large credit exposures, concentrations, loan grade, or any other characteristic that causes a loan’s risk profile to be similar to another. We utilize previous years’ net charge-off experience by loan category as a basis in determining loss projections. In addition, there are two categories of loans considered to be higher risk concentrations that are evaluated separately when calculating the allowance for loan losses:

•
Loans purchased in the secondary market.  Prior to 2006, pools of multi-family and one- to four-family residential mortgage loans located in areas outside of our primary geographic lending area in southwestern Pennsylvania were acquired in the secondary market. Although these loans were underwritten to our lending standards, they are considered higher risk given our unfamiliarity with the geographic areas where the properties are located and ability to timely identify problem loans through servicer correspondence.

•
Home equity loans with a loan-to-value ratio greater than 80%. These loans are considered higher risk given the pressure on property values and reduced credit alternatives available to leveraged borrowers.

We also consider qualitative or environmental factors that are likely to cause estimated credit losses associated with the bank’s existing portfolio to differ from historical loss experience. Our qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in our loan portfolio and economy. In 2013, the qualitative factors were adjusted by applying factors to commercial construction loans to ensure potential losses are captured as disbursements are occurring. Our historical loss experience is typically updated on an annual basis when another complete year of loss history is available. At December 31, 2013, we adjusted our historical loss data by utilizing the three most recent years of loss history and periods where we did not experience any losses were excluded from determining the historical average loss for each loan class. It was determined that the most recent three years of loss history represented the most relevant data. At December 31, 2012, we utilized six years of loss history and, generally, periods where we did not experience any losses were excluded from determining the historical average loss for each loan class.

The following table sets forth the allowance for loan losses by loan category at the dates indicated (dollars in thousands).

December 31,	2013		2012		2011		2010		2009
	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)
Real estate - mortgage:
One- to four-family residential
Originated	$432	37.1%	$466	43.4%	$534	46.0%	$558	51.3%	$641	54.8%
Purchased	286	2.4	372	4.0	465	6.4	433	8.7	323	9.8
Total one- to four-family residential	718	39.5	838	47.4	999	52.4	991	60.0	964	64.6

Multi-family
Originated	114	2.5	33	4.3	39	5.1	12	1.7	12	1.6
Purchased	34	1.3	102	1.7	124	2.0	127	2.2	117	2.5
Total multi-family	148	3.8	135	6.0	163	7.1	139	3.9	129	4.1

Commercial	1,025	21.9	802	17.8	858	13.8	804	14.2	647	12.8
Total real estate - mortgage	1,891	65.2	1,775	71.2	2,020	73.3	1,934	78.1	1,740	81.5

Real estate - construction:
Residential	6	1.2	3	0.8	6	1.5	10	2.9	4	1.2
Commercial	103	5.7	8	2.0	12	3.3	1	0.3	4	1.1
Total real estate - construction	109	6.9	11	2.8	18	4.8	11	3.2	8	2.3

Consumer:
Home equity
Loan-to-value ratio of 80% or less	475	16.9	434	16.3	379	12.0	294	9.6	168	7.3
Loan-to-value ratio of greater than 80%	268	3.3	246	3.0	267	3.1	292	3.6	321	3.8
Total home equity	743	20.2	680	19.3	646	15.1	586	13.2	489	11.1

Other	11	0.6	19	0.8	24	0.7	26	0.9	31	0.9
Total consumer	754	20.8	699	20.1	670	15.8	612	14.1	520	12.0

Commercial business	432	7.1	245	5.9	242	6.1	171	4.6	160	4.2
Unallocated	122	-	156	-	148	-	96	-	81	-
Total allowance for loan losses	$3,308	100.0%	$2,886	100.0%	$3,098	100.0%	$2,824	100.0%	$2,509	100.0%

(1) Represents percentage of loans in each category to total loans.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated (dollars in thousands).

Years Ended December 31,	2013	2012	2011	2010	2009
Allowance at beginning of year	$2,886	$3,098	$2,824	$2,509	$1,806
Provision for loan losses	740	310	850	850	1,090
Charge-offs:
Real estate - mortgage:
One- to four-family residential
Originated	(12)	(136)	-	(82)	(32)
Purchased	(199)	(309)	(489)	(181)	(105)
Total one- to four-family residential	(211)	(445)	(489)	(263)	(137)

Multi-family
Purchased	-	-	-	(46)	(130)
Total multi-family	-	-	-	(46)	(130)

Commercial	-	(33)	-	-	(63)
Total real estate - mortgage	(211)	(478)	(489)	(309)	(330)

Consumer:
Home equity
Loan-to-value ratio of 80% or less	-	-	(14)	(87)	-
Loan-to-value ratio of greater than 80%	(121)	(49)	(64)	(119)	(46)
Total home equity	(121)	(49)	(78)	(206)	(46)

Other	(13)	(1)	(11)	(18)	(14)
Total consumer	(134)	(50)	(89)	(224)	(60)

Commercial business	-	(15)	-	(2)	-
Total charge-offs	(345)	(543)	(578)	(535)	(390)
Recoveries	27	21	2	-	3
Net charge-offs	(318)	(522)	(576)	(535)	(387)
Allowance at end of year	$3,308	$2,886	$3,098	$2,824	$2,509

Allowance to nonperforming loans	136.41%	130.94%	144.43%	231.67%	203.82%
Allowance to total loans	1.17	1.13	1.21	1.19	1.03
Net charge-offs to average loans	0.12	0.21	0.24	0.23	0.16

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

In an effort to assess interest rate risk, we use a simulation model to determine the effect of immediate incremental increases and decreases in interest rates on net income and the net portfolio value. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of an instantaneous and sustained basis point increase or decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Certain assumptions are made regarding loan prepayments and decay rates of non-maturity deposit accounts.  Because it is difficult to accurately project the market reaction of depositors and borrowers, the effect of actual changes in interest rates on these assumptions may differ from simulated results.

The following table presents the change in our net portfolio value at December 31, 2013 that would occur in the event of an immediate change in interest rates with no effect given to any steps that we might take to counteract that change (dollars in thousands).

December 31, 2013	Net Portfolio Value ("NPV")			NPV as a Percent of Portfolio Value of Assets			Earnings at Risk
Basis Point (“bp”) Change in Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change		Dollar Change	Percent Change
300 bp	$30,688	$(19,341)	(38.7)%	10.76%	(498)	bp	$(1,834)	(17.1)%
200	37,466	(12,563)	(25.1)	12.65	(309)		(1,199)	(11.2)
100	44,721	(5,308)	(10.6)	14.54	(120)		(503)	(4.7)
Static	50,029	-	-	15.74	-		-	-
(100)	51,468	1,439	2.9	15.85	11		(350)	(3.3)

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2013, cash and cash equivalents totaled $5.6 million. Securities classified as available-for-sale that are not pledged as collateral, and which provide additional sources of liquidity, totaled $18.3 million at December 31, 2013. In addition, at December 31, 2013, we had a maximum remaining borrowing capacity at the FHLB of approximately $105.4 million. We also have two unsecured discretionary lines of credit totaling $13.0 million. At December 31, 2013 and 2012, there were no outstanding advances on the lines of credit.

Certificates of deposit due within one year of December 31, 2013 totaled $46.6 million, or 52.9% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. We believe, however, based on past experience that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of December 31, 2013 (dollars in thousands).

	Amounts Due in
	Total	One Year or Less	One to Three Years	Three to Five Years	After Five Years
Certificates of deposit	$88,091	$46,567	$19,736	$10,627	$11,161
Borrowings	45,591	33,860	11,731	-	-
Operating lease obligations (1)	558	178	306	67	7
Total	$134,240	$80,605	$31,773	$10,694	$11,168

(1) Payments are for lease of real property.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits. No further changes in our funding mix are currently planned or expected, other than changes in the ordinary course of business resulting from deposit flows. For information about our costs of funds, see “Results of Operations for the Years Ended December 31, 2013 and 2012—Net Interest Income.”

The following table presents our primary investing and financing activities during the periods indicated (dollars in thousands).

Years Ended December 31,	2013	2012
Investing activities:
Loans disbursed or closed	$(85,301)	$(66,788)
Loan principal repayments	64,660	62,001
Proceeds from maturities and principal repayments of securities	16,298	19,998
Proceeds from sales of securities available-for-sale	-	-
Purchases of securities	-	(10,940)

Financing activities:
(Decrease) increase in deposits	5,175	(7,483)
Decrease in borrowings	(3,087)	(611)

FedFirst Financial Corporation is a separate legal entity from the Bank and must provide for its own liquidity. FedFirst Financial’s financial obligations consist primarily of its operating expenses, repurchases of common stock, and payments of dividends to stockholders, when declared. FedFirst Financial has no outstanding indebtedness. FedFirst Financial’s available sources of income are interest and dividends on its investments and dividends from the Bank. The amount of dividends that the Bank can pay to FedFirst Financial in any calendar year without the prior approval of the OCC cannot exceed retained net income for the year plus retained net income for the two prior calendar years. In 2013 and 2012, the Bank paid dividends to the Company totaling a $2.5 million and $3.5 million, respectively.

Capital Management. We are subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2013, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. For information about regulatory matters and the Bank’s regulatory capital amounts and ratios, see Note 11 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements. The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these financial instruments are not recorded in our financial statements and include commitments to fund construction loans, standby letters of credit, and commitments to extend credit on consumer and commercial lines of credit, fixed rate residential, and home equity installment commitments, which are summarized in Note 14 of the Notes to Consolidated Financial Statements.

For the year ended December 31, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in FedFirst Financial’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, FedFirst Financial’s internal control over financial reporting.

See Item 8 for management’s report on internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information regarding the directors and officers of FedFirst Financial and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2014 Annual Meeting of Stockholders and to Part I, Item 1 “Business – Executive Officers of the Registrant” to this Annual Report on Form 10-K. FedFirst Financial has adopted a Code of Ethics and Business Conduct which is available on our website at www.firstfederal-savings.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners
The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Stock Ownership” in FedFirst Financial’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

(b)	Security Ownership of Management
The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in FedFirst Financial’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

(c)	Changes in Control
Management of FedFirst Financial knows of no arrangements, including any pledge by any person or securities of FedFirst Financial’s, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information
The following table provides information at December 31, 2013 for compensation plans under which equity securities may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
	(A)	(B)	(C)
Equity compensation plans:
Approved by stockholders	294,081	$16.44	3,882

Not approved by stockholders	-	-	-
Total	294,081	$16.44	3,882

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information relating to principal accounting fees and expenses is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

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
10.4
Split Dollar Life Insurance Agreements dated as of June 30, 1999 by and between First Federal Savings Bank and certain Directors (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004) (1)

10.5
Split Dollar Life Insurance Agreement dated as of June 1, 2002 by and between First Federal Savings Bank and Richard B. Boyer (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004) (1)

10.6
Employment Agreement dated as of May 29, 2002 by and between First Federal Savings Bank and Richard B. Boyer (incorporated herein by reference to Exhibit 10.15 to the Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004) (1)

10.7
Lease Agreement dated as of June 1, 2012 by and between Exchange Underwriters, Inc. and Richard B. and Wendy A. Boyer (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 15, 2013)

10.8	FedFirst Financial Corporation 2011 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Proxy Statement filed on April 15, 2011) (1)
10.9	FedFirst Financial Corporation 2006 Equity Incentive Plan dated as of March 28, 2006 (incorporated herein by reference to Appendix C to the Proxy Statement filed on April 13, 2006)(1)
10.1
Amendment dated as of April 28, 2008 to the Director Fee Continuation Agreements Between First Federal Savings Bank and certain directors (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008) (1)

10.11
Amendment dated as of July 19, 2002 to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008) (1)

10.12
Amendment dated as of September 13, 2005 to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (incorporated herein by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008) (1)

10.13
Employment Agreement dated as of June 1, 2008 by and between Exchange Underwriters, Inc. and Richard B. Boyer (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008) (1)

10.14
Employment Agreement dated as of May 21, 2009 by and between First Federal Savings Bank, FedFirst Financial Corporation and Patrick G. O’Brien (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 13, 2009) (1)

10.15
Change in Control Agreement dated as of September 30, 2011 by and between First Federal Savings Bank, FedFirst Financial Corporation and Henry B. Brown III (incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 15, 2013) (1)

10.16
Amendment dated as of October 15, 2009 to the Employment Agreement by and between Exchange Underwriters, Inc. and Richard B. Boyer (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 13, 2009) (1)

10.17
Amendment dated as of April 1, 2010 to the Employment Agreement by and between First Federal Savings Bank, FedFirst Financial Corporation and Patrick G. O’Brien (incorporated herein by reference to Exhibit 10.22 to the Registration Statement on Form S-1/A (Registration No. 333-165437) initially filed on May 6, 2010) (1)

10.18
Amendment dated as of April 1, 2010 to the Employment Agreement by and between Exchange Underwriters, Inc. and Richard B. Boyer (incorporated herein by reference to Exhibit 10.23 to the Registration Statement on Form S-1/A (Registration No. 333-165437) initially filed on May 6, 2010) (1)

21	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.0 to the Registration Statement on Form S-1 (Registration No. 333-165437) initially filed on March 12, 2010)
23.1	Consent of ParenteBeard LLC
31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Audited Consolidated Financial Statements

(1) Management contract or compensation plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FedFirst Financial Corporation

Date: March 12, 2014		/s/ PATRICK G. O’BRIEN
	By:	Patrick G. O’Brien
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ PATRICK G. O’BRIEN	President, Chief Executive	March 12, 2014
Patrick G. O’Brien	Officer and Director (principal executive officer)

/s/ JAMIE L. PRAH	Senior Vice President and	March 12, 2014
Jamie L. Prah	Chief Financial Officer (principal accounting and financial officer)

/s/ R. CARLYN BELCZYK	Director	March 12, 2014
R. Carlyn Belczyk

/s/ RICHARD B. BOYER	Director	March 12, 2014
Richard B. Boyer

/s/ JOHN M. KISH	Director	March 12, 2014
John M. Kish

/s/ JOHN J. LACARTE	Director	March 12, 2014
John J. LaCarte

/s/ JOHN M. SWIATEK	Director	March 12, 2014
John M Swiatek

/s/ DAVID L. WOHLEBER	Director	March 12, 2014
David L. Wohleber

FINANCIAL STATEMENTS

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

FedFirst Financial Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2013 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in a report entitled Internal Control — Integrated Framework (1992). Based on our assessment, management has concluded FedFirst Financial Corporation maintained effective internal control over financial reporting as of December 31, 2013.

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

We have audited the accompanying consolidated statements of financial condition of FedFirst Financial Corporation and subsidiaries (“Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, and changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FedFirst Financial Corporation and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Pittsburgh, Pennsylvania
March 12, 2014

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31,	2013	2012
(Dollars in thousands except share data)

Assets:

Cash and cash equivalents:
Cash and due from banks	$2,034	$2,044
Interest-earning deposits	3,518	3,830
Total cash and cash equivalents	5,552	5,874

Securities available-for-sale	26,772	42,582
Loans, net	268,812	249,530
Federal Home Loan Bank ("FHLB") stock, at cost	2,589	3,787
Accrued interest receivable - loans	858	829
Accrued interest receivable - securities	135	206
Premises and equipment, net	1,852	1,797
Bank-owned life insurance	8,560	8,317
Goodwill	1,080	1,080
Real estate owned	126	146
Deferred tax assets and tax credit carryforwards	2,118	2,511
Other assets	573	2,101
Total assets	$319,027	$318,760

Liabilities and Stockholders' Equity:

Deposits:
Noninterest-bearing	27,247	23,987
Interest-bearing	191,985	190,070
Total deposits	219,232	214,057

Borrowings	45,591	48,678
Advance payments by borrowers for taxes and insurance	458	681
Accrued interest payable - deposits	107	144
Accrued interest payable - borrowings	144	158
Other liabilities	1,644	1,748
Total liabilities	267,176	265,466

Stockholders' equity:
FedFirst Financial Corporation stockholders' equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock $0.01 par value; 20,000,000 shares authorized; 2,991,461 shares issued and 2,357,293 and 2,540,341 shares outstanding	24	25
Additional paid-in-capital	31,169	34,986
Retained earnings - substantially restricted	21,528	19,821
Accumulated other comprehensive income (loss), net of deferred taxes (benefit) of $40 and $(250)	62	(388)
Unearned Employee Stock Ownership Plan ("ESOP")	(1,037)	(1,210)
Total FedFirst Financial Corporation stockholders' equity	51,746	53,234
Noncontrolling interest in subsidiary	105	60
Total stockholders' equity	51,851	53,294
Total liabilities and stockholders' equity	$319,027	$318,760

See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2013	2012
(Dollars in thousands, except per share amounts)

Interest income:
Loans	$11,867	$12,264
Securities - taxable	875	1,505
Securities - tax exempt	151	149
Other interest-earning assets	27	31
Total interest income	12,920	13,949

Interest expense:
Deposits	1,419	2,008
Borrowings	1,275	1,624
Total interest expense	2,694	3,632
Net interest income	10,226	10,317

Provision for loan losses	740	310
Net interest income after provision for loan losses	9,486	10,007

Noninterest income:
Fees and service charges	750	624
Insurance commissions	3,222	2,460
Income from bank-owned life insurance	243	289
Other	102	102
Total noninterest income	4,317	3,475

Noninterest expense:
Compensation and employee benefits	6,115	5,700
Occupancy	1,158	1,191
FDIC insurance premiums	180	210
Data processing	575	555
Professional services	601	708
Advertising	498	221
Other	1,178	1,359
Total noninterest expense	10,305	9,944

Income before income tax expense and noncontrolling interest in net income of consolidated subsidiary	3,498	3,538
Income tax expense	1,186	1,251
Net income before noncontrolling interest in net income of consolidated subsidiary	2,312	2,287
Noncontrolling interest in net income of consolidated subsidiary	77	32
Net income of FedFirst Financial Corporation	$2,235	$2,255

Earnings per share:
Basic	$0.93	$0.81
Diluted	0.91	0.80

See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

December 31,	2013	2012
(Dollars in thousands)

Net income before noncontrolling interest in net income of consolidated subsidiary	$2,312	$2,287

Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale, net of income tax expense (benefit)	450	(221)
Other comprehensive income (loss), net of income tax expense (benefit)	450	(221)
Comprehensive income	2,762	2,066
Less: Comprehensive income attributable to the noncontrolling interest in subsidiary	77	32
Comprehensive income attributable to FedFirst Financial Corporation	$2,685	$2,034

See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
(Dollars in thousands, except per share data)

Balance at January 1, 2012	$30	$41,630	$18,650	$(167)	$(1,382)	$40	$58,801
Comprehensive income:
Net income	-	-	2,255	-	-	32	2,287
Other comprehensive loss, net of tax of $(143)	-	-	-	(221)	-	-	(221)
Issuance of common stock (16,240 shares)	-	226	-	-	-	-	226
Purchase and retirement of common stock (433,201 shares)	(5)	(6,746)	-	-	-	-	(6,751)
ESOP shares committed to be released (8,182 shares)	-	(54)	-	-	172	-	118
Stock-based compensation expense	-	156	-	-	-	-	156
Stock awards granted (16,240 shares)	-	(226)	-	-	-		(226)
Distribution to noncontrolling shareholder	-	-	-	-	-	(12)	(12)
Dividends paid ($0.40 per share)	-	-	(1,084)	-	-	-	(1,084)
Balance at December 31, 2012	$25	$34,986	$19,821	$(388)	$(1,210)	$60	$53,294
	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unearned ESOP	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
(Dollars in thousands, except per share data)

Balance at January 1, 2013	$25	$34,986	$19,821	$(388)	$(1,210)	$60	$53,294
Comprehensive income:
Net income	-	-	2,235	-	-	77	2,312
Other comprehensive income, net of tax of $290	-	-	-	450	-	-	450
Issuance of common stock (30,250 shares)	-	555	-	-	-	-	555
Purchase of common stock for retirement (213,157 shares)	(1)	(4,060)	-	-	-	-	(4,061)
ESOP shares committed to be released (8,182 shares)	-	(20)	-	-	173	-	153
Stock-based compensation expense	-	270	-	-	-	-	270
Stock awards granted (30,250 shares)	-	(555)	-	-	-	-	(555)
Stock options exercised (1,326 shares)	-	(7)	-	-	-	-	(7)
Distribution to noncontrolling shareholder	-	-	-	-	-	(32)	(32)
Dividends paid ($0.22 per share)	-	-	(528)	-	-	-	(528)
Balance at December 31, 2013	$24	$31,169	$21,528	$62	$(1,037)	$105	$51,851

See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2013	2012
(Dollars in thousands)

Cash flows from operating activities:
Net income	$2,235	$2,255
Adjustments to reconcile net income to net cash provided by operating activities
Noncontrolling interest in net income of consolidated subsidiary	77	32
Provision for loan losses	740	310
Depreciation	306	372
Amortization of intangibles	54	112
Impairment loss on real estate owned	42	58
Deferred income taxes	103	727
Net amortization of security premiums and loan costs	364	621
Benefit payment for supplemental executive retirement plan	-	(2,955)
Noncash expense for ESOP	142	102
Noncash expense for stock-based compensation	270	156
Increase in bank-owned life insurance	(243)	(256)
Refund of FDIC prepaid insurance assessment	643	-
Decrease (increase) in other assets	739	(554)
Decrease in other liabilities	(155)	(125)
Net cash provided by operating activities	5,317	855

Cash flows from investing activities:
Net loan originations	(20,641)	(4,787)
Proceeds from maturities and principal repayments of securities available-for-sale	16,298	19,998
Purchases of securities available-for-sale	-	(10,940)
Purchases of premises and equipment	(361)	(195)
Decrease in FHLB stock, at cost	1,198	1,553
Proceeds from sales of real estate owned	623	387
Cash surrender value of bank owned life insurance policy surrendered	-	239
Income for cash surrender value of bank owned life insurance policy surrendered	-	(33)
Net cash (used in) provided by investing activities	(2,883)	6,222

Cash flows from financing activities:
Net increase in short-term borrowings	3,860	12,000
Repayments of long-term borrowings	(6,947)	(12,611)
Net increase (decrease) in deposits	5,175	(7,483)
(Decrease) increase in advance payments by borrowers for taxes and insurance	(223)	167
Purchase and retirement of common stock	(4,061)	(6,751)
Dividends paid	(528)	(1,084)
Distribution to noncontrolling shareholder	(32)	(12)
Net cash used in financing activities	(2,756)	(15,774)

Net decrease in cash and cash equivalents	(322)	(8,697)
Cash and cash equivalents, beginning of year	5,874	14,571
Cash and cash equivalents, end of year	$5,552	$5,874

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $1,456 and $2,092, respectively)	$2,789	$3,760
Income taxes	643	846

Noncash activities:
Real estate acquired in settlement of loans	$507	$47

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

Securities

The Company classifies securities at the time of purchase as either trading, available-for-sale or held-to-maturity. Securities that the Company has the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are reported at amortized cost. Securities bought and held principally for the purpose of selling them in the near term are classified as securities for trading and reported at fair value with gains and losses included in earnings. The Company had no held-to-maturity or trading securities at December 31, 2013 or 2012. Securities not classified as held-to-maturity or trading securities are classified as securities available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (“OCI”). Interest income includes amortization of purchase premium or discount. Premiums and discounts are amortized and accreted using the level yield method. Net gain or loss on the sale of securities is based on the amortized cost of the specific security sold.

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

Loans

The Company segments the loan portfolio based on loan types with related risk characteristics. The segments consist of real estate-mortgage, real estate-construction, consumer and commercial business loans. Real estate-mortgage includes the following classes: one- to four-family residential, multi-family, and commercial. One- to four-family and multi-family are subdivided into loans originated within our geographic lending area and loans purchased out-of-state. Real estate-construction includes the following classes: residential and commercial. Consumer includes the following classes: home equity and other, which is primarily composed of secured and unsecured consumer loans. Home equity is subdivided into loans with a loan-to-value ratio of 80% or less or greater than 80%. Loans are stated at the outstanding principal amount of the loans, net of premiums and discounts on loans purchased, deferred loan costs, loans in process, and the allowance for loan losses. Loans are originated with the intent to hold until maturity. Interest income on loans is accrued and credited to interest income as earned. Loans are generally placed on nonaccrual status at the earlier of when they become delinquent 90 days or more as to principal or interest or when it appears that principal or interest is uncollectible. Interest accrued prior to a loan being placed on nonaccrual status is subsequently reversed. Interest income on nonaccrual loans is recognized only in the period in which it is ultimately collected. Loans are returned to an accrual status when factors indicating doubtful collectability no longer exist.

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

Goodwill

We recorded goodwill in connection with our acquisition of Exchange Underwriters. Goodwill is not amortized but is tested for impairment annually or more frequently if impairment indicators arise. The goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. We estimate the fair values of the related operations using discounted cash flows. The forecasts of future cash flows are based on our best estimate of future revenues and operating costs, based primarily on contracts in effect, new accounts and cancellations and operating budgets. The impairment analysis requires management to make subjective judgments concerning how the acquired assets will perform in the future. Events and factors that may significantly affect the estimates include competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and industry and market trends. Changes in these forecasts could cause a reporting unit to either pass or fail the first step in the goodwill impairment model, which could significantly change the amount of impairment recorded. Our annual assessment of potential goodwill impairment was completed in the fourth quarter of 2013. Based on the results of the annual assessments, no impairment charge was deemed necessary for the years ended December 31, 2013 and 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The provision for income taxes is the total of the current year income tax due or refundable and the change in the deferred tax assets and liabilities. Deferred tax assets and liabilities are the estimated future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The realization of deferred tax assets is assessed and a valuation allowance provided, when necessary, for that portion of the asset which is not likely to be realized. Management believes, based upon current facts, that it is more likely than not there will be sufficient taxable income in future years to realize the deferred tax assets. The Company and its subsidiaries file a consolidated federal income tax return. The Company is no longer subject to a federal income tax examination for years prior to 2010. The Company had no uncertain tax positions at December 31, 2013 and 2012.

Investment in Affordable Housing Projects

The Company accounted for its limited partnership interests in affordable housing projects under the cost-recovery method. The Company received tax credits each year over a 10 year period. The investment was completely amortized at December 31, 2005.

At December 31, 2013 and 2012, there was approximately $619,000 and $954,000 of credits, respectively, that have not been utilized. The credits have been reflected as an asset and are available to be used to offset future taxes payable, with the credits expiring in years 2021 through 2025. Management believes based upon current facts that it is more likely than not there will be sufficient income in future years to be able to use the tax credits.

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

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. Total advertising expense was approximately $498,000 and $221,000 for the years ended December 31, 2013 and 2012, respectively.

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

ASU 2014-04Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.  In January 2014, the FASB issued ASU 2014-04 Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure, to reduce diversity in practice by clarifying when an in substance repossession of foreclosure occurs, that is, when a creditor should be considered to have received physical possession of a residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on the Company’s financial condition and results of operation.

2.	Securities

The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal bonds	$7,988	$207	$225	$7,970
Mortgage-backed - GSEs	7,740	452	-	8,192
REMICs	6,946	98	25	7,019
Corporate debt	3,996	-	405	3,591
Total securities available-for-sale	$26,670	$757	$655	$26,772

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal bonds	$8,756	$435	$10	$9,181
Mortgage-backed - GSEs	12,120	695	-	12,815
REMICs	18,345	355	-	18,700
Corporate debt	3,995	-	2,113	1,882
Equities	4	-	-	4
Total securities available-for-sale	$43,220	$1,485	$2,123	$42,582

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities with an amortized cost and fair value of $8.4 million at December 31, 2013 and $12.8 million and $13.3 million, respectively, at December 31, 2012 were pledged to secure public deposits and repurchase agreements.

There were no sales of securities available-for-sale for the year ended December 31, 2013 and 2012.

The amortized cost and fair value of securities at December 31, 2013 by contractual maturity were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties (dollars in thousands).

	Amortized Cost	Fair Value
Due in less than one year	$1	$1
Due from one to five years	2,106	2,314
Due from five to ten years	6,482	6,501
Due after ten years	18,081	17,956
Total	$26,670	$26,772

The following table presents gross unrealized losses and fair value of securities aggregated by category and length of time that individual securities have been in a continuous loss position at the dates indicated (dollars in thousands).

	Less than 12 months			12 months or more			Total
December 31, 2013	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Municipal Bonds	2	$4,147	$142	1	$1,058	$83	3	$5,205	$225
REMICs	3	2,532	25	-	-	-	3	2,532	25
Corporate debt	-	-	-	3	3,591	405	3	3,591	405
Total securities temporarily impaired	5	$6,679	$167	4	$4,649	$488	9	$11,328	$655

	Less than 12 months			12 months or more			Total
December 31, 2012	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Municipal Bonds	1	$1,151	$10	-	$-	$-	1	$1,151	$10
Corporate debt	-	-	-	3	1,882	2,113	3	1,882	2,113
Total securities temporarily impaired	1	$1,151	$10	3	$1,882	$2,113	4	$3,033	$2,123

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

Municipal bonds—At December 31, 2013, the Company had two municipal bonds with an unrealized loss of $142,000 in an unrealized loss position of less than 12 months and one municipal bond with an unrealized loss of $83,000 in an unrealized loss position of 12 months or more. An evaluation was performed on each bond. For the two bonds in an unrealized loss position of less than 12 months, there were no events to indicate deterioration in credit with unchanged, investment grade credit ratings. The Company believes the unrealized loss on these two bonds is due to market conditions, specifically rising interest rates impacting the value of the bonds. For the bond in an unrealized loss position of 12 months or more, the credit rating was initially downgraded in 2012 primarily due to budgetary challenges and more recently in July 2013 primarily due to accreditation concerns; however the credit rating remains investment grade and the strong income indicators of the economic base and sound financial policies and practices of the municipality, and the municipality’s ability to levy a property tax that is sufficient to be used for bond payment are expected to allow it to repay debt and meet its contractual obligations. Therefore, the Company believes the unrealized loss of this bond is due to changes in market conditions. The Company does not intend to sell the bonds and it is more likely than not that the Company will not be required to sell the bonds before recovery. The Company expects to recover the entire amortized cost basis and concluded that there was no OTTI on these bonds at December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Corporate debt—At December 31, 2013, the Company had three securities consisting of two pools of corporate debt obligations (“CDOs”) collateralized by the trust preferred securities of insurance companies that were in an unrealized loss position for 12 months or greater at an amount of $405,000. These securities were downgraded from their original rating issuance to below investment grade in 2009 after purchase. The lack of liquidity in the market for this type of security, credit rating downgrades and market uncertainties are factors contributing to the unrealized losses on these securities.

The following table provides additional information related to the Company’s CDOs at December 31, 2013 (dollars in thousands):

Pool	Class	Tranche	Amortized Cost	Fair Value	Unrealized Loss	S&P Rating	Current Number of Insurance Companies	Total Collateral	Current Deferrals and Defaults	Performing Collateral	Additional Immediate Deferrals/ Defaults Before Causing an Interest Shortfall (a)	Additional Immediate Deferrals/ Defaults Before Causing a Break in Yield (b)
I-PreTSL I	Mezzanine	B-3	$1,500	$1,281	$(219)	CCC-	16	$188,300	$32,500	$155,800	$102,460	$45,500
I-PreTSL II	Mezzanine	B-3	2,496	2,310	(186)	BB+	23	305,500	24,500	281,000	175,947	112,000
			$3,996	$3,591	$(405)

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

These securities are evaluated for OTTI by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit-related OTTI exists. Additionally, reports are reviewed that provide information for the amount of deferral/defaults that would have to occur to prevent the tranche from collecting contractual cash flows (principal and interest). None of these securities are projecting a cash flow disruption, nor have any of these securities experienced a cash flow disruption. The Company also reviewed each of the issues’ collateral participants, including their financial condition, ratings provided by A. M. Best (for insurance companies), and adverse conditions specifically related to industry or geographic area. This information did not suggest additional deferrals or defaults in the future that would result in the securities not receiving all of their contractual cash flows. Based on the analysis performed and the fact that the Company does not expect to sell these securities, and because it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company concluded that there was no OTTI on these securities at December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2013, the OCC adopted final regulations implementing section 619 of the Dodd-Frank Wall Street Reform and Protection Act, commonly known as the “Volcker Rule”, which restricts the ability of a banking entity to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund (referred to as a “covered fund”). A banking entity must divest its holding in covered funds by July 15, 2015. A covered fund is defined to include any issuer that would be an investment company under the Investment Company Act of 1940, but relies on the exemption for funds sold to fewer than 100 investors or the exemption for funds sold only to qualified purchasers. An issuer that could rely on a different exemption from the definition of investment company under the Investment Company Act would not be considered a covered fund, and therefore would not be subject to the Volcker Rule. In particular, the federal banking regulators have noted that some issuers of CDOs may qualify for exemption under Investment Company Act Rule 3a-7, which exempts non-managed fixed income funds from the definition of investment company. Therefore, if the issuer meets the requirements of Rule 3a-7, the CDOs will not be subject to the Volcker Rule. Based on our review, the CDOs held by the Bank as of December 31, 2013 satisfy all conditions for relying on the exemption under Investment Company Act Rule 3a-7, and therefore are not considered a covered fund that require divesture by July 15, 2015. The CDOs were in an unrealized loss position of $405,000 at December 31, 2013.

Other Securities – This category may include mortgage-backed securities and REMICS. At December 31, 2013, the Company had three REMIC securities that were issued and backed by a Government-Sponsored Enterprise (“FNMA” and “FHLMC”) with an unrealized loss of $25,000. The securities were in an unrealized loss position for less than 12 months. The Company believes the unrealized loss of the securities is due to changes in market interest rates or changes in market conditions as there was no indication that the issuers were having financial difficulties. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before their recovery. The Company expects to recover the entire amortized cost basis of the securities and concluded that there was no OTTI at December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Loans

The following table sets forth the composition of the Company’s loan portfolio at the dates indicated (dollars in thousands).

December 31,	2013	2012
Real estate - mortgage:
One- to four-family residential
Originated	$104,870	$110,754
Purchased	6,888	10,188
Total one- to four-family residential	111,758	120,942

Multi-family
Originated	7,083	11,101
Purchased	3,768	4,226
Total multi-family	10,851	15,327

Commercial	61,889	45,504
Total real estate - mortgage	184,498	181,773

Real estate - construction:
Residential	3,337	1,931
Commercial	15,979	5,231
Total real estate - construction	19,316	7,162

Consumer:
Home equity:
Loan-to-value ratio of 80% or less	47,543	41,537
Loan-to-value ratio of greater than 80%	9,247	7,841
Total home equity	56,790	49,378

Other	1,666	1,923
Total consumer	58,456	51,301

Commercial business	20,023	15,055
Total loans	$282,293	$255,291

Net premium on loans purchased	93	106
Net deferred loan costs	351	450
Loans in process	(10,617)	(3,431)
Allowance for loan losses	(3,308)	(2,886)
Loans, net	$268,812	$249,530

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

December 31,	2013	2012
Balance, beginning of year	$3,919	$2,758
Additions	134	1,821
Repayments	(138)	(626)
Loans in process	-	(34)
Balance, end of year	$3,915	$3,919

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated (dollars in thousands).

December 31,	2013			2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due
Real estate - mortgage:
One- to four-family residential
Originated	$1,012	$427	$627	$1,052	$138	$281
Purchased	-	-	307	-	-	595
Total one-to four-family residential	1,012	427	934	1,052	138	876

Commercial	30	-	493	456	-	74
Total real estate - mortgage	1,042	427	1,427	1,508	138	950

Real estate - construction:
Residential	715	-	-	-	-	-

Consumer:
Home equity
Loan-to-value ratio of 80% or less	1	-	-	510	-	-
Loan-to-value ratio of greater than 80%	144	158	30	406	36	-
Total home equity	145	158	30	916	36	-

Other	-	3	-	5	-	-
Total consumer	145	161	30	921	36	-

Commercial business	-	-	-	8	-	-
Total delinquencies	$1,902	$588	$1,457	$2,437	$174	$950

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonperforming Assets. The following table provides information with respect to our nonperforming assets at the dates indicated (dollars in thousands).

December 31,	Number of Contracts	2013	Number of Contracts	2012
Nonaccrual loans:
Real estate - mortgage:
One- to four-family residential
Originated	4	$1,595	2	$1,269
Purchased	4	307	5	763
Total one- to four-family residential	8	1,902	7	2,032

Commercial	2	493	2	172
Total real estate - mortgage	10	2,395	9	2,204

Consumer:
Home equity (loan-to-value ratio of greater than 80%)	1	30	-	-
Total nonaccrual loans	11	2,425	9	2,204

Accruing loans past due 90 days or more	-	-	-	-
Total nonaccrual loans and accruing loans past due 90 days or more	11	2,425	9	2,204
Real estate owned	1	126	2	146
Total nonperforming assets	12	$2,551	11	$2,350

Troubled debt restructurings:
In nonaccrual status	1	$968	3	$1,254
Performing under modifed terms	8	2,358	7	1,501
Total troubled debt restructurings	9	$3,326	10	$2,755

Total nonperforming loans to total loans		0.86%		0.86%
Total nonperforming assets to total assets		0.80		0.74
Total nonperforming assets and troubled debt restructurings performing under modified terms to total assets (1)		1.54		1.21

(1)	Troubled debt restructurings in nonaccrual status are included in nonperforming assets.

Troubled Debt Restructurings.  Loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties are considered TDRs. TDRs typically are the result of our loss mitigation activities whereby concessions are granted to minimize loss and avoid foreclosure or repossession of collateral. The concessions granted for the TDRs in our portfolio primarily consist of, but are not limited to, capitalization of principal and interest due, reverting from payment of principal and interest to interest-only, or extending a maturity date through a signed forbearance agreement. Certain TDRs were placed in nonaccrual status at the time of restructure and will remain in that classification for a minimum of six consecutive months until uncertainty with respect to collectability no longer exists. Loans that were current at the time of classification remained on an accrual basis and are monitored to ensure restructured contractual terms are met.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information related loans modified as TDRs during the periods indicated (dollars in thousands). The pre-modification outstanding recorded investment represents the balance outstanding when the loan was determined to be a TDR. The post-modification outstanding recorded investment represents the outstanding balance at period end.

	In Nonaccrual Status				Performing Under Modified Terms
December 31, 2013	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Allowance	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Allowance
Real estate - mortgage:
Commercial	-	-	-	-	1	653	653	-

Consumer:
Home equity (loan-to-value ratio of 80% or less)	-	-	-	-	1	373	273	-
Total troubled debt restructurings	-	$-	$-	$-	2	$1,026	$926	$-

	In Nonaccrual Status				Performing Under Modified Terms
December 31, 2012	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Allowance	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Allowance
Real estate - mortgage:
One- to four-family residential
Originated	1	$993	$988	$-	-	$-	$-	$-
Purchased	1	168	168	-	-	-	-	-
Total one- to four-family residential	2	1,161	1,156	-	-	-	-	-

Commercial	-	-	-	-	1	9	9	-
Total troubled debt restructurings	2	$1,161	$1,156	$-	1	$9	$9	$-

During the year ended December 31, 2013, one commercial real estate loan TDR with a balance of $76,000 and one other consumer loan TDR with a balance of $7,000 were paid off. In addition, one purchased residential loan with a balance of $166,000 was charged-off. During the year ended December 31, 2012, one commercial real estate loan TDR with a balance of $66,000 was paid off.

Impaired Loans.  The following tables summarize information in regards to impaired loans by loan portfolio class at the dates indicated (dollars in thousands).

December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded
One- to four-family originated residential	$1,505	$1,505	$-	$1,515	$65
Commercial real estate	2,705	2,705	-	2,742	149
Home equity (loan-to-value ratio of 80% or less)	405	405	-	409	10
Total impaired loans	$4,615	$4,615	$-	$4,666	$224

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded
One- to four-family originated residential	$1,528	$1,528	$-	$1,625	$16
One- to four-family purchased residential	309	509	-	411	2
Commercial real estate	2,571	2,683	-	2,799	168
Home equity (loan-to-value ratio of 80% or less)	136	136	-	138	9
Other consumer	8	8	-	10	-
Total impaired loans	$4,552	$4,864	$-	$4,983	$195

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

Allowance on Impaired Loans. We establish an allowance for loans that are individually evaluated and determined to be impaired. The amount of impairment is determined by the difference between the present value of the expected cash flows related to the loan, using current interest rates and its recorded value, or, as a practical measure in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans less estimated selling costs. At December 31, 2013, there were seven loan relationships that were individually evaluated for impairment, of which five were considered TDRs. At December 31, 2012, there were seven loan relationships that were individually evaluated for impairment, of which four were considered TDRs. TDR and impaired loan information and any related specific allowances were previously summarized in the “Troubled Debt Restructurings” and “Impaired Loans” sections.

Allowance on the Remainder of the Loan Portfolio. We establish an allowance for loans that are not determined to be impaired. Management determines historical loss experience for each group of loans with similar risk characteristics within the portfolio based on loss experience for loans in each group. Loan categories will represent groups of loans with similar risk characteristics and may include types of loans categorized by product, large credit exposures, concentrations, loan grade, or any other characteristic that causes a loan’s risk profile to be similar to another. We utilize previous years’ net charge-off experience by loan category as a basis in determining loss projections. In addition, there are two categories of loans considered to be higher risk concentrations that are evaluated separately when calculating the allowance for loan losses:

•
Loans purchased in the secondary market.  Prior to 2006, pools of multi-family and one- to four-family residential mortgage loans located in areas outside of our primary geographic lending area in southwestern Pennsylvania were acquired in the secondary market. Although these loans were underwritten to our lending standards, they are considered higher risk given our unfamiliarity with the geographic areas where the properties are located and ability to timely identify problem loans through servicer correspondence.

•
Home equity loans with a loan-to-value ratio greater than 80%. These loans are considered higher risk given the pressure on property values and reduced credit alternatives available to leveraged borrowers.

We also consider qualitative or environmental factors that are likely to cause estimated credit losses associated with the bank’s existing portfolio to differ from historical loss experience. Our qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in our loan portfolio and economy. In 2013, the qualitative factors were adjusted by applying factors to commercial construction loans to ensure potential losses are captured as disbursements are occurring. Our historical loss experience is typically updated on an annual basis when another complete year of loss history is available. At December 31, 2013, we adjusted our historical loss data by utilizing the three most recent years of loss history and periods where we did not experience any losses were excluded from determining the historical average loss for each loan class. It was determined that the most recent three years of loss history represented the most relevant data. At December 31, 2012, we utilized six years of loss history and, generally, periods where we did not experience any losses were excluded from determining the historical average loss for each loan class.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions in the allowance for loan losses during 2013 are summarized as follows (dollars in thousands):

	Real estate - mortgage					Real estate-construction		Consumer
								Home equity (loan-
	One- to four-family							to-value ratio of
	residential		Multi-family					80%	greater	Other	Commercial
	(originated)	(purchased)	(originated)	(purchased)	Commercial	Residential	Commercial	or less)	than 80%)	Consumer	business	Unallocated	Total

Loan Balance	$104,870	$6,888	$7,083	$3,768	$61,889	$3,337	$15,979	$47,543	$9,247	$1,666	$20,023		$282,293

Allowance for loan losses:
December 31, 2012	$466	$372	$33	$102	$802	$3	$8	$434	$246	$19	$245	$156	$2,886
Charge-offs	(12)	(199)	-	-	-	-	-	-	(121)	(13)	-	-	(345)
Recoveries	13	-	-	-	9	-	-	-	2	3	-	-	27
Provision	(35)	113	81	(68)	214	3	95	41	141	2	187	(34)	740
December 31, 2013	$432	$286	$114	$34	$1,025	$6	$103	$475	$268	$11	$432	$122	$3,308

Collectively evaluated on historical loss experience	$113	$143	$-	$-	$54	$-	$-	$30	$89	$6	$19	$-	$454
Collectively evaluated on qualitative factors	319	143	114	34	971	6	103	445	179	5	413	-	2,732
Unallocated	-	-	-	-	-	-	-	-	-	-	-	122	122

Total allowance for loan losses	$432	$286	$114	$34	$1,025	$6	$103	$475	$268	$11	$432	$122	$3,308

Percent of Allowance	13.1%	8.6%	3.4%	1.0%	31.0%	0.2%	3.1%	14.4%	8.1%	0.3%	13.1%	3.7%	100.0%

Percent of Loans (1)	37.1%	2.4%	2.5%	1.3%	21.9%	1.2%	5.7%	16.9%	3.3%	0.6%	7.1%		100.0%

(1) Represents percentage of loans in each category to total loans

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions in the allowance for loan losses during 2012 are summarized as follows (dollars in thousands):

	Real estate - mortgage					Real estate-construction		Consumer
								Home equity (loan-
	One- to four-family							to-value ratio of
	residential		Multi-family					80%	greater	Other	Commercial
	(originated)	(purchased)	(originated)	(purchased)	Commercial	Residential	Commercial	or less)	than 80%)	Consumer	business	Unallocated	Total

Loan Balance	$110,754	$10,188	$11,101	$4,226	$45,504	$1,931	$5,231	$41,537	$7,841	$1,923	$15,055		$255,291

Allowance for loan losses:
December 31, 2011	$534	$465	$39	$124	$858	$6	$12	$379	$267	$24	$242	$148	$3,098
Charge-offs	(136)	(309)	-	-	(33)	-	-	-	(49)	(1)	(15)	-	(543)
Recoveries	7	-	-	-	1	-	-	10	3	-	-	-	21
Provision	61	216	(6)	(22)	(24)	(3)	(4)	45	25	(4)	18	8	310
December 31, 2012	$466	$372	$33	$102	$802	$3	$8	$434	$246	$19	$245	$156	$2,886

Collectively evaluated on historical loss experience	$138	$166	$-	$64	$90	$-	$-	$61	$97	$14	$8	$-	$638
Collectively evaluated on qualitative factors	328	206	33	38	712	3	8	373	149	5	237	-	2,092
Unallocated	-	-	-	-	-	-	-	-	-	-	-	156	156

Total allowance for loan losses	$466	$372	$33	$102	$802	$3	$8	$434	$246	$19	$245	$156	$2,886

Percent of Allowance	16.1%	12.9%	1.2%	3.5%	27.8%	0.1%	0.3%	15.0%	8.5%	0.7%	8.5%	5.4%	100.0%

Percent of Loans (1)	43.4%	4.0%	4.3%	1.7%	17.8%	0.8%	2.0%	16.3%	3.0%	0.8%	5.9%		100.0%

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

	Real estate - mortgage					Real estate-construction		Consumer
								Home equity (loan-
	One- to four-family							to-value ratio of
	residential		Multi-family					80%	greater	Other	Commercial	Total
December 31, 2013	(originated)	(purchased)	(originated)	(purchased)	Commercial	Residential	Commercial	or less)	than 80%)	Consumer	business	loans
Grade:
Pass	$103,275	$6,581	$5,231	$3,768	$58,311	$3,337	$15,979	$46,934	$9,217	$1,666	$17,964	$272,263
Special Mention	-	-	1,852	-	676	-	-	-	-	-	2,059	4,587
Substandard	1,595	307	-	-	2,902	-	-	609	30	-	-	5,443
Total	$104,870	$6,888	$7,083	$3,768	$61,889	$3,337	$15,979	$47,543	$9,247	$1,666	$20,023	$282,293

	Real estate - mortgage					Real estate-construction		Consumer
								Home equity (loan-
	One- to four-family							to-value ratio of
	residential		Multi-family					80%	greater	Other	Commercial	Total
December 31, 2012	(originated)	(purchased)	(originated)	(purchased)	Commercial	Residential	Commercial	or less)	than 80%)	Consumer	business	loans
Grade:
Pass	$109,226	$9,425	$11,101	$4,226	$42,243	$1,931	$5,231	$41,401	$7,841	$1,915	$14,990	$249,530
Special Mention	-	-	-	-	443	-	-	-	-	-	65	508
Substandard	1,528	763	-	-	2,818	-	-	136	-	8	-	5,253
Total	$110,754	$10,188	$11,101	$4,226	$45,504	$1,931	$5,231	$41,537	$7,841	$1,923	$15,055	$255,291

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Premises and Equipment

Premises and equipment are summarized by major classifications as follows (dollars in thousands).

December 31,	2013	2012
Land and land improvements	$576	$522
Buildings and leasehold improvements	4,471	4,287
Furniture, fixtures and equipment	4,232	4,109
Total, at cost	9,279	8,918
Less: accumulated depreciation	7,427	7,121
Premises and equipment, net	$1,852	$1,797

Depreciation expense was approximately $306,000 and $372,000 for the years ended December 31, 2013 and 2012, respectively.

5.	Deposits

Deposits are summarized as follows (dollars in thousands).

December 31,	2013	2012
Noninterest-bearing demand deposits	$27,247	$23,987
Interest-bearing demand deposits	30,733	17,878
Savings accounts	24,415	24,271
Money market accounts	48,746	55,047
Certificates of deposit	88,091	92,874
Total deposits	$219,232	$214,057

Interest expense by deposit category was as follows (dollars in thousands).

Years ended December 31,	2013	2012
Interest-bearing demand deposits	$23	$20
Savings accounts	12	39
Money market accounts	77	227
Certificates of deposit	1,307	1,722
Total interest expense	$1,419	$2,008

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 totaled $34.2 million and $31.5 million at December 31, 2013 and 2012, respectively. Generally deposits in excess of $250,000 are not federally insured.

Scheduled maturities of certificates of deposit were as follows (dollars in thousands):

December 31,	2013		2012
2014	$46,567	2013	$41,248
2015	11,385	2014	16,716
2016	8,351	2015	7,922
2017	3,618	2016	7,140
2018	7,009	2017	3,551
Thereafter	11,161	Thereafter	16,297
Total	$88,091	Total	$92,874

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Borrowings

We utilize borrowings as a supplemental source of funds for loans and securities. The primary sources of borrowings are FHLB advances and, to a limited extent, repurchase agreements. At December 31, 2013 and 2012, we had $45.9 million and $49.1 million of borrowings, respectively, of which $42.9 million and $46.1 million, respectively, were FHLB advances and $3.0 million were repurchase agreements. At December 31, 2013 and 2012, our FHLB advances consisted of fixed rate advances.

In 2010, the Company modified a $12.0 million convertible select advance into a new five year fixed rate FHLB advance. The debt modification resulted in an $864,000 prepayment penalty which is deferred and amortized in future periods on a straight-line basis over the life of the new borrowing. The Company concluded that the revised terms constituted a debt modification rather than a debt extinguishment because the change in the present value of cash flows of the new borrowing changed by less than 10% compared to the present value of the remaining cash flows of the old borrowing.

The following table sets forth borrowings based on their stated maturities and weighted average rates at December 31, 2013 and 2012 (dollars in thousands).

	Weighted Average Rate		Balance

December 31,	2013	2012	2013	2012
Due in one year or less	1.81%	1.52%	$33,860	$19,120
Due in one to two years	3.82	3.41	12,000	18,000
Due in two to three years	-	3.82	-	12,000
Advances	2.34%	2.77%	$45,860	$49,120
Less: deferred premium on modification			(269)	(442)
Total advances			$45,591	$48,678

Advances from the FHLB are secured by the Bank’s stock in the FHLB and a blanket lien on the Bank’s qualifying loans. Securities with an amortized cost of $3.0 million and fair value of $3.2 million at December 31, 2013 compared to $4.4 million and $4.5 million at December 31, 2012, respectively, were pledged to adequately secure the repurchase agreements.

The maximum remaining borrowing capacity at the FHLB at December 31, 2013 and 2012 was approximately $105.4 million and $114.5 million, respectively. The advances are subject to restrictions or penalties in the event of prepayment. The Bank also has the ability to borrow from the Federal Reserve based upon eligible collateral and has two unsecured discretionary lines of credit totaling $13.0 million.

7.	Earnings Per Share

The following table sets forth basic and diluted earnings per common share at December 31, 2013 and 2012.

Years Ended December 31,	2013	2012
(Dollars in thousands, except per share amounts)

Net income	$2,235	$2,255
Weighted-average shares outstanding:
Basic	2,405,295	2,799,765
Effect of dilutive stock options and awards	43,957	3,336
Diluted	2,449,252	2,803,101

Earnings per share:
Basic	$0.93	$0.81
Diluted	0.91	0.80

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The dilutive effect on average shares outstanding is the result of stock options outstanding. As of December 31, 2013 and 2012, options to purchase 139,036 and 218,017 shares of common stock, respectively, at a weighted average exercise price of $19.95 and $16.39 per share, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

8.	Operating Leases

The Company leases certain properties under operating leases expiring in various years through 2017. Lease expense was $176,000 and $177,000 for the years ended December 31, 2013 and 2012, respectively.

Minimum future rental payments under noncancelable operating leases are as follows (dollars in thousands). In January 2014, the Company exercised its option to extend a lease at one of its properties. This extension is reflected in the below table.

December 31,	2013
2014	$178
2015	178
2016	128
2017	56
2018	11
Thereafter	7
Total	$558

9.	Other Comprehensive Income (Loss)

The following table sets forth the tax effects allocated to each component of the Company’s other comprehensive income (loss) at the dates indicated (dollars in thousands).

December 31, 2013	Before Income Tax Expense	Income Tax Expense	Net of Income Tax Expense
Other comprehensive gain:
Unrealized gain on securities available-for-sale,	$740	$290	$450

December 31, 2012	Before Income Tax (Benefit)	Income Tax (Benefit)	Net of Income Tax (Benefit)
Other comprehensive loss:
Unrealized loss on securities available-for-sale,	$(364)	$(143)	$(221)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Income Taxes

The difference between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 34% to income before income tax expenses were reconciled as follows (dollars in thousands).

Years ended December 31,	2013	2012
Computed income tax expense	$1,163	$1,192
Increase (decrease) resulting from:
State taxes (net of federal benefit)	90	279
Nontaxable BOLI income	(83)	(98)
Stock-based compensation (ISOs)	32	22
Tax exempt interest income	(82)	(172)
Other, net	66	28
Actual income tax expense	$1,186	$1,251

Effective tax rate	33.9%	35.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as follows (dollars in thousands).

December 31,	2013	2012
Deferred tax assets:
Allowance for loan losses	$1,125	$981
Investments in affordable housing projects	62	74
Postretirement benefits	73	80
Net operating loss carryforwards - federal	-	186
Tax credit carryforwards	755	1,014
Depreciation and amortization	21	-
Stock-based compensation (NSOs)	193	140
Net unrealized loss on securities available-for-sale	-	250
Other deferred tax assets	48	3
Total deferred tax assets	2,277	2,728

Deferred tax liabilities:
Deferred loan costs	(119)	(153)
Depreciation and amortization	-	(31)
Net unrealized gain on securities available-for-sale	(40)	-
Other deferred tax liabilities	-	(33)
Total deferred tax liabilities	(159)	(217)

Net deferred tax assets	$2,118	$2,511

The tax credit carryforwards expiring in 2022 through 2025 are available to offset future taxes payable. The Company determined that it was not required to establish a valuation allowance for deferred tax assets since it is more likely than not that the deferred tax assets will be realized through future taxable income and future reversals of existing taxable temporary differences. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Income tax expense is summarized as follows (dollars in thousands).

Years ended December 31,	2013	2012
Current	$1,083	$524
Deferred	103	727
Total income tax expense	$1,186	$1,251

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Generally, a savings association is considered to be “undercapitalized” if it has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4%. At December 31, 2013 and 2012, the Bank met all capital adequacy requirements to which it is subject and notifications from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change the Bank’s categorization. The following table sets forth the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized (dollars in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$47,346	21.84%	$17,341	8.00%	$21,676	10.00%
Tier 1 capital (to risk-weighted assets)	44,629	20.59	8,670	4.00	13,006	6.00
Tier 1 capital (to adjusted total assets)	44,629	14.06	12,697	4.00	15,872	5.00
Tangible capital (to tangible assets)	44,629	14.06	4,761	1.50	N/A	N/A

December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$47,011	23.81%	$15,758	8.00%	$19,748	10.00%
Tier 1 capital (to risk-weighted assets)	44,537	22.55	7,899	4.00	11,849	6.00
Tier 1 capital (to adjusted total assets)	44,537	14.02	12,706	4.00	15,883	5.00
Tangible capital (to tangible assets)	44,537	14.02	4,765	1.50	N/A	N/A

The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at the dates indicated (dollars in thousands).

December 31,	2013	2012
GAAP equity	$45,819	$45,330
Goodwill and certain other intangible assets	(1,128)	(1,181)
Accumulated other comprehensive (income) loss	(62)	388
Tier 1 capital	44,629	44,537
General regulatory allowance for loan losses*	2,717	2,474
Total capital	$47,346	$47,011

* Limited to 1.25% of risk-weighted assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the earnings of the Bank for the year-to-date plus retained earnings for the prior two fiscal years, net of any prior capital distributions. In addition, dividends paid by the Bank to the Company would be prohibited if the distribution would cause the Bank’s capital to be reduced below the applicable minimum capital requirements. In 2013 and 2012, the Bank paid dividends to the Company totaling $2.5 million and $3.5 million, respectively.

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

401(k) Plan

The Company maintains a 401(k) plan for all full-time employees and may make a discretionary contribution to the plan based on a computation in relation to net income and compensation expense. The Company also matches the first 5% of employee deferrals on a graduated scale of 100% of the first 3% and 50% for the next 2% for a maximum match of 4%. Plan expense was approximately $151,000 and $145,000 for the years ended December 31, 2013 and 2012, respectively. A full-time employee is eligible to participate in the plan after three months of employment, the attainment of age 21, and completion of 250 hours of service each Plan year.

Supplemental Executive Retirement Plan

The Company maintains a nonqualified defined benefit supplemental executive retirement plan (“SERP”) for certain directors. The present value of estimated supplemental retirement benefits is charged to operations. A set retirement benefit is provided to the directors. The expense for the SERP plan for the years ended December 31, 2013 and 2012 was approximately $2,000 and $4,000, respectively.

The agreements for the nonqualified defined contribution SERP between the Bank and certain current and former key executive officers were terminated in November 2011. Benefit payments occurred in the fourth quarter of 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Ownership Plan

Effective January 1, 2005, the Bank established a leveraged ESOP that purchased 122,735 shares of Company common stock with funds borrowed from the Company. A full-time employee is eligible to participate in the plan after three months of employment, the attainment of age 21, and completion of 250 hours of service in a plan year. Each plan year, the Bank may, at its discretion, make additional contributions to the plan; however, at a minimum, the Bank has agreed to provide a contribution in the amount necessary to service the debt incurred to release the stock.

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

ESOP compensation expense was $142,000 for the year ended December 31, 2013 compared to $102,000 for the year ended December 31, 2012. There were 8,182 shares earned and committed to be released and 49,482 allocated shares at December 31, 2013. At December 31, 2012, there were 8,182 shares earned and committed to be released and 44,963 allocated shares. The 49,095 and 57,277 remaining unearned/unallocated shares at December 31, 2013 and 2012, respectively, had an approximate fair market value of $956,000 and $931,000, respectively.

13.	Stock-Based Compensation

In 2013 and 2012, the Company granted restricted shares of common stock and options to purchase shares of common stock to certain directors, executive officers and key employees of the Company. The restricted shares and options vest over five years at the rate of 20% per year and the stock options have a 10 year contractual life from the date of grant. The closing price of the Company’s common stock on the grant date is the exercise price of the options.

Details of the grants are summarized as follows at the dates indicated (dollars in thousands).

	2013		2012
	October 1	April 2	September 25	April 2
Number of restricted shares granted	15,500	14,750	-	16,240
Number of stock options granted	-	74,170	68,000	17,000
Grant date common stock price	$19.00	$17.65	$15.00	$13.92
Restricted shares market value before tax	295	260	-	226
Stock options market value before tax	-	277	204	53

Stock option pricing assumptions
Expected life in years	N/A	7	7	7
Expected dividend yield	N/A	0.91%	0.87%	0.86%
Risk-free interest rate	N/A	0.82%	0.71%	1.02%
Expected volatility	N/A	21.8%	20.8%	22.6%
Weighted average grant date fair value	N/A	$3.73	$3.00	$3.14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes expense associated with the awards over the five-year vesting period. Compensation expense was $270,000 for the year ended December 31, 2013 compared to $156,000 for the year ended December 31, 2012. As of December 31, 2013, there was $1.2 million of total unrecognized compensation cost related to nonvested stock-based compensation compared to $644,000 at December 31, 2012. The compensation expense cost at December 31, 2013 is expected to be recognized ratably over the weighted average remaining service period of 4.0 years. The Company realized a tax benefit for stock options (NSOs) of $53,000 for the year ended December 31, 2013 compared to $22,000 for the year ended December 31, 2012.

As of December 31, 2013, there were 3,882 shares available to be issued in connection with the exercise of stock options and 141 shares that may be issued as restricted stock for the 2006 Plan. As of December 31, 2013, there were no shares available to be issued in connection with the exercise of stock options and 18,627 shares that may be issued as restricted stock for the 2011 Plan. The 74,170 stock option shares and 30,250 of the 48,877 restricted stock shares available to be issued from the 2011 Plan as of December 31, 2012 were granted in 2013.

	Stock Options
Stock-Based Compensation	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at December 31, 2011	140,119	$16.86	6.86
Granted	85,000	14.78
Outstanding at December 31, 2012	225,119	$16.07	7.29
Granted	74,170	17.65
Exercised or converted	(1,326)	14.15
Forfeited	(283)	14.15
Expired	(3,599)	19.22
Outstanding at December 31, 2013	294,081	$16.44	7.08

Exercisable at December 31, 2013	118,691	$17.52	4.69

	Stock Options		Restricted Stock Awards
	Number of Shares	Fair-Value Price	Number of Shares	Fair-Value Price
Nonvested at December 31, 2011	64,020	$3.55	9,632	$13.90
Granted	85,000	3.03	16,240	13.92
Vested	(15,945)	3.94	(3,320)	14.12
Nonvested at December 31, 2012	133,075	$3.17	22,552	$13.88
Granted	74,170	3.73	30,250	18.34
Vested	(31,572)	3.36	(5,946)	13.63
Forfeited	(283)	6.04	(141)	14.15
Nonvested at December 31, 2013	175,390	$3.37	46,715	$16.80

14.	Concentration of Credit Risk

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The primary investment vehicles for the Company for the years ended December 31, 2013 and 2012 were mortgage-backed securities, which are comprised of diversified individual residential mortgage notes, and REMICs (real estate mortgage investment conduits), which represent a participation interest in a pool of mortgages. Mortgage-backed securities are guaranteed as to the timely repayment of principal and interest by a Government-sponsored enterprise. REMICs are created by redirecting the cash flows from the pool of mortgages underlying those securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. REMICs may be sponsored by U.S. Government agencies and Government-sponsored enterprises. Investments in other securities consist of Government-sponsored enterprise securities and municipal bonds which are made to provide and maintain liquidity within the guidelines of applicable regulations.

Substantially all of the Company’s loans, excluding those serviced by others, are made to customers located in southwestern Pennsylvania. The Company does not have any other concentration of credit risk representing greater than 10% of loans.

Off-Balance Sheet Risk

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to fund construction loans, standby letters of credit, and commitments to extend credit on consumer and commercial lines of credit, fixed rate residential, and home equity installment commitments, and are summarized as follows at the dates indicated (dollars in thousands). The Company utilizes standby letters of credit through the FHLB to secure public deposits.

December 31,	2013	2012
Loans in process	$10,617	$3,431
Standby letters of credit	12,700	-
Unused consumer revolving lines of credit	4,732	4,072
Unused commercial lines of credit	13,836	6,962
One- to four-family residential commitments	1,188	65
Commercial commitments	140	7,933
Consumer commitments	6,190	1,632
Total commitments outstanding	$49,403	$24,095

15.	Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of December 31, 2013 and 2012 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to December 31, 2013 and 2012 may be different than the amounts reported at each period end.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In some instances, the fair value of certain securities cannot be determined using these techniques due to the lack of relevant market data. As such, these securities are valued using an alternative technique and classified within Level 3 of the fair value hierarchy. At December 31, 2013, Level 3 includes three corporate debt securities with a fair value of $3.6 million.

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

December 31,	2013	2012
Significant other observable inputs (Level 2)
Securities available-for-sale
Municipal bonds	$7,970	$9,181
Mortgage-backed - GSEs	8,192	12,815
REMICs	7,019	18,700
Equities	-	4
Total significant other observable inputs (Level 2)	23,181	40,700

Significant unobservable inputs (Level 3)
Securities available-for-sale
Corporate debt	3,591	1,882
Total significant unobservable inputs (Level 3)	3,591	1,882
Total securities available-for-sale	$26,772	$42,582

Total assets measured at fair value on a recurring basis	$26,772	$42,582

Significant Unobservable Inputs (Level 3)
December 31, 2011	$1,486
Total unrealized gains included in other comprehensive income	428
Paydowns and maturities	(14)
Net transfers out of level 3	(18)
December 31, 2012	$1,882
Total unrealized gains included in other comprehensive income	1,708
Discount accretion	1
December 31, 2013	$3,591

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For financial assets measured at fair value on a nonrecurring basis, the following tables set forth the fair value measurements by fair value hierarchy:

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 3
Impaired loans	$586	$586	$4,552	$4,552
Real estate owned	465	465	146	146
Total assets measured at fair value on a nonrecurring basis	$1,051	$1,051	$4,698	$4,698

For Level 3 assets measured at fair value on a recurring or nonrecurring basis as of December 31, 2013, the following table sets forth the significant unobservable inputs used in the fair value measurements.

(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring basis
Securities available-for-sale:
Corporate debt	$3,591	Discounted cash flow	Average probability of default		1.28%
			Correlation for issuers in the same industry		50%
			Deferral/default recovery rate on currently defaulted/deferring assets and projected defaults		0%
			Prepayment		0%
Nonrecurring basis
Impaired loans	586	Appraisal value	Selling costs	10	-	20%
Real estate owned	465	Appraisal value	Selling costs	10	-	20%

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2013 and 2012:

Cash and Cash Equivalents

The carrying amounts approximate the asset’s fair values.

Securities

See previous discussion on securities available-for-sale measured at fair value on a recurring basis for further details on the valuation techniques used to determine the fair value of securities available-for-sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the carrying amount and estimated fair value of financial instruments (dollars in thousands).

	Carrying	Estimated	Fair Value Measurements
December 31, 2013	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$5,552	$5,552	$5,552	$-	$-
Securities	26,772	26,772	-	23,181	3,591
Loans, net	268,812	271,038	-	-	271,038
FHLB stock	2,589	2,589	-	2,589	-
Accrued interest receivable	993	993	-	993	-

Financial liabilities:
Deposits	219,232	219,538	-	219,538	-
Borrowings	45,591	46,446	-	46,446	-
Accrued interest payable	251	251	-	251	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Carrying	Estimated	Fair Value Measurements
December 31, 2012	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$5,874	$5,874	$5,874	$-	$-
Securities	42,582	42,582	-	40,700	1,882
Loans, net	249,530	260,538	-	-	260,538
FHLB stock	3,787	3,787	-	3,787	-
Accrued interest receivable	1,035	1,035	-	1,035	-

Financial liabilities:
Deposits	214,057	215,863	-	215,863	-
Borrowings	48,678	50,347	-	50,347	-
Accrued interest payable	302	302	-	302	-

16.	Condensed Financial Statements of Parent Company

Financial information pertaining only to FedFirst Financial Corporation (dollars in thousands).

Statements of Financial Condition

December 31,	2013	2012
Assets:
Cash and cash equivalents	$4,086	$6,067
Investment in First Federal Savings Bank	45,819	45,330
Loan receivable, ESOP	1,283	1,458
Other assets	585	409
Total assets	$51,773	$53,264

Liabilities and Stockholders' Equity:
Other liabilities	27	30
Stockholders' equity	51,746	53,234
Total liabilities and stockholders' equity	$51,773	$53,264

Statements of Operations

Years ended December 31,	2013	2012
Interest income	$84	$93
Dividend from bank subsidiary	2,512	3,463
Noninterest expense	315	320
Income before undistributed net loss of subsidiary and income tax benefit	2,281	3,236
Undistributed net loss of subsidiary	(125)	(1,059)
Income before income tax benefit	2,156	2,177
Income tax benefit	(79)	(78)
Net income	$2,235	$2,255

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31,	2013	2012
Cash flows from operating activities:
Net income	$2,235	$2,255
Adjustments to reconcile net income to net cash used in operating activities:
Undistributed net loss of subsidiary	125	1,059
Noncash expense for stock-based compensation	270	156
Increase in other assets	(195)	(58)
(Decrease) increase in other liabilities	(2)	4
Net cash provided by operating activities	2,433	3,416

Cash flows from investing activities:
ESOP loan principal payments received	175	165
Net cash provided by investing activities	175	165

Cash flows from financing activities:
Purchase of common stock for retirement	(4,061)	(6,751)
Cash dividends paid	(528)	(1,084)
Net cash used in financing activities	(4,589)	(7,835)

Net decrease in cash and cash equivalents	(1,981)	(4,254)

Cash and cash equivalents at beginning of year	6,067	10,321
Cash and cash equivalents at end of year	$4,086	$6,067
17.	Segment and Related Information

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a table of selected financial data for the Company's subsidiaries and consolidated results for 2013 and 2012 (dollars in thousands).

	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated

December 31, 2013
Assets	$319,381	$1,438	$51,773	$(53,565)	$319,027
Liabilities	273,457	578	27	(6,886)	267,176
Stockholders' equity	45,924	860	51,746	(46,679)	51,851

December 31, 2012
Assets	$318,576	$1,034	$53,264	$(54,114)	$318,760
Liabilities	273,186	401	30	(8,151)	265,466
Stockholders' equity	45,390	633	53,234	(45,963)	53,294

Year Ended December 31, 2013
Total interest income	$12,920	$-	$2,596	$(2,596)	$12,920
Total interest expense	2,778	-	-	(84)	2,694
Net interest income	10,142	-	2,596	(2,512)	10,226
Provision for loan losses	740	-	-	-	740
Net interest income after provision for loan losses	9,402	-	2,596	(2,512)	9,486
Noninterest income	1,095	3,222	-	-	4,317
Noninterest expense	7,443	2,547	315	-	10,305
Undistributed net income (loss) of subsidiary	385	-	(125)	(260)	-
Income before income tax expense (benefit) andnoncontrolling interest in net income of consolidated subsidiary	3,439	675	2,156	(2,772)	3,498
Income tax expense (benefit)	975	290	(79)	-	1,186
Net income before noncontrolling interest in net income of consolidated subsidiary	2,464	385	2,235	(2,772)	2,312
Noncontrolling interest in net income of consolidated subsidiary	77	-	-	-	77
Net income	$2,387	$385	$2,235	$(2,772)	$2,235

Year Ended December 31, 2012
Total interest income	$13,948	$1	$3,556	$(3,556)	$13,949
Total interest expense	3,725	-	-	(93)	3,632
Net interest income	10,223	1	3,556	(3,463)	10,317
Provision for loan losses	310	-	-	-	310
Net interest income after provision for loan losses	9,913	1	3,556	(3,463)	10,007
Noninterest income	1,011	2,464	-	-	3,475
Noninterest expense	7,452	2,172	320	-	9,944
Undistributed net income (loss) of subsidiary	159	-	(1,059)	900	-
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	3,631	293	2,177	(2,563)	3,538
Income tax expense (benefit)	1,195	134	(78)	-	1,251
Net income before noncontrolling interest in net income of consolidated subsidiary	2,436	159	2,255	(2,563)	2,287
Noncontrolling interest in net income of consolidated subsidiary	32	-	-	-	32
Net income	$2,404	$159	$2,255	$(2,563)	$2,255

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Quarterly Financial Information (Unaudited)

The following table summarizes selected information regarding the Company’s results of operations for the periods indicated (dollars in thousands, except per share data). Quarterly earnings per share data may vary from annual earnings per share due to rounding.

	Three Months Ended
2013	March 31	June 30	September 30	December 31
Interest income	$3,244	$3,282	$3,155	$3,239
Interest expense	714	681	658	641
Net interest income	2,530	2,601	2,497	2,598
Provision for loan losses	-	165	200	375
Net interest income after provision for loan losses	2,530	2,436	2,297	2,223
Noninterest income	1,269	1,084	1,008	956
Noninterest expense	2,612	2,592	2,551	2,550
Income before income tax expense and noncontolling interest in net income of consolidated subsidiary	1,187	928	754	629
Income tax expense	351	342	273	220
Net income before noncontrolling interest in net income of consolidated subsidiary	836	586	481	409
Noncontrolling interest in net income of consolidated subsidiary	42	10	18	7
Net income	$794	$576	$463	$402

Earnings per share - basic	$0.32	$0.24	$0.20	$0.17
Earnings per share - diluted	0.32	0.23	0.19	0.17

Dividends per share - regular	0.04	0.06	0.06	0.06

	Three Months Ended
2012	March 31	June 30	September 30	December 31
Interest income	$3,619	$3,490	$3,500	$3,340
Interest expense	1,056	964	851	761
Net interest income	2,563	2,526	2,649	2,579
Provision for loan losses	160	50	100	-
Net interest income after provision for loan losses	2,403	2,476	2,549	2,579
Noninterest income	857	856	830	932
Noninterest expense	2,522	2,399	2,379	2,644
Income before income tax expense and noncontolling interest in net income (loss) of consolidated subsidiary	738	933	1,000	867
Income tax expense	265	335	346	305
Net income before noncontrolling interest in net income (loss) of consolidated subsidiary	473	598	654	562
Noncontrolling interest in net income (loss) of consolidated subsidiary	17	4	5	6
Net income	$456	$594	$649	$556

Earnings per share basic and diluted	$0.16	$0.21	$0.23	$0.20

Dividends per share - regular	0.03	0.04	0.04	0.04
Dividends per share - special	-	-	-	0.25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Related Parties

In 2002, the Company purchased an 80% controlling interest in Exchange Underwriters. The President of Exchange Underwriters is Richard B. Boyer, who owns the remaining 20% of Exchange Underwriters (“Shareholder”). Mr. Boyer is on the board of directors of the Company.

The stock purchase agreement between FFEC and the Shareholder includes an obligation for the Company to purchase the Shareholder’s 20% stake upon the earliest of (1) the termination of the Shareholder’s employment for any reason, (2) June 1, 2014 (the twelfth anniversary of the closing date of the stock purchase agreement), or (3) the transfer by the Shareholder of any of his shares. The Shareholder has a right of first refusal to purchase the FFEC’s interest in Exchange Underwriters prior to the FFEC selling or transferring such shares and has “tag-along” rights to participate in any sale to a buyer on the same terms and conditions as FFEC.