Form 10-Q
period 2014-03-31
FedFirst Financial Corp
filed 2014-05-09
CIK 1486058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 8, 2014, the issuer had 2,315,810 shares of common stock outstanding.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AT MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

(Dollars in thousands, except share data)	March 31, 2014	December 31, 2013
Assets:

Cash and cash equivalents:
Cash and due from banks	$2,029	$2,034
Interest-earning deposits	3,964	3,518
Total cash and cash equivalents	5,993	5,552

Securities available-for-sale	25,477	26,772
Loans, net	274,255	268,812
Federal Home Loan Bank ("FHLB") stock, at cost	2,310	2,589
Accrued interest receivable - loans	861	858
Accrued interest receivable - securities	143	135
Premises and equipment, net	1,792	1,852
Bank-owned life insurance	8,620	8,560
Goodwill	1,080	1,080
Real estate owned	126	126
Deferred tax assets	2,006	2,118
Other assets	620	573
Total assets	$323,283	$319,027

Liabilities and Stockholders' Equity:

Deposits:
Noninterest-bearing	$30,836	$27,247
Interest-bearing	202,800	191,985
Total deposits	233,636	219,232

Borrowings	36,524	45,591
Advance payments by borrowers for taxes and insurance	557	458
Accrued interest payable - deposits	91	107
Accrued interest payable - borrowings	140	144
Other liabilities	1,330	1,644
Total liabilities	272,278	267,176

Stockholders' equity
FedFirst Financial Corporation stockholders' equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock $0.01 par value; 20,000,000 shares authorized; 2,316,093 and 2,357,293 shares issued and outstanding	23	24
Additional paid-in-capital	30,422	31,169
Retained earnings - substantially restricted	21,359	21,528
Accumulated other comprehensive income, net of deferred tax of $96 and $40	149	62
Unearned Employee Stock Ownership Plan ("ESOP")	(994)	(1,037)
Total FedFirst Financial Corporation stockholders' equity	50,959	51,746
Noncontrolling interest in subsidiary	46	105
Total stockholders' equity	51,005	51,851
Total liabilities and stockholders' equity	$323,283	$319,027

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2014	2013

Interest income:
Loans	$3,002	$2,925
Securities - taxable	166	277
Securities - tax exempt	37	38
Other interest-earning assets	15	4
Total interest income	3,220	3,244

Interest expense:
Deposits	316	384
Borrowings	274	330
Total interest expense	590	714
Net interest income	2,630	2,530

Provision for loan losses	75	-
Net interest income after provision for loan losses	2,555	2,530

Noninterest income:
Fees and service charges	138	183
Insurance commissions	790	1,014
Income from bank-owned life insurance	60	61
Other	11	11
Total noninterest income	999	1,269

Noninterest expense:
Compensation and employee benefits	1,563	1,520
Occupancy	325	300
FDIC insurance premiums	49	43
Data processing	172	165
Professional services	163	165
Advertising	137	139
Other	270	280
Total noninterest expense	2,679	2,612

Income before income tax expense and noncontrolling interest in net income of consolidated subsidiary	875	1,187
Income tax expense	323	351
Net income before noncontrolling interest in net income of consolidated subsidiary	552	836
Noncontrolling interest in net income of consolidated subsidiary	18	42
Net income of FedFirst Financial Corporation	$534	$794

Earnings per share:
Basic	$0.24	$0.32
Diluted	0.23	0.32

Weighted-average shares outstanding:
Basic	2,235,132	2,457,646
Diluted	2,286,008	2,472,403

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013

Net income before noncontrolling interest in net income of consolidated subsidiary	$552	$836

Other comprehensive income:
Unrealized gain on securities available-for-sale, net of income tax expense	87	116
Other comprehensive income, net of income tax expense	87	116
Comprehensive income	639	952
Less: Comprehensive income attributable to the noncontrolling interest in subsidiary	18	42
Comprehensive income attributable to FedFirst Financial Corporation	$621	$910

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unearned ESOP	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
December 31, 2012	$25	$34,986	$19,821	$(388)	$(1,210)	$60	$53,294
Comprehensive income:
Net income	-	-	794	-	-	42	836
Other comprehensive income, net of tax of $74	-	-	-	116	-	-	116
Purchase and retirement of common stock (15,000 shares)	-	(260)	-	-	-	-	(260)
ESOP shares committed to be released	-	(8)	-	-	44	-	36
Stock-based compensation expense	-	48	-	-	-	-	48
Distribution to noncontrolling shareholder	-	-	-	-	-	(32)	(32)
Dividends paid ($0.04 per share)	-	-	(99)	-	-	-	(99)
March 31, 2013	$25	$34,766	$20,516	$(272)	$(1,166)	$70	$53,939

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
December 31, 2013	$24	$31,169	$21,528	$62	$(1,037)	$105	$51,851
Comprehensive income:
Net income	-	-	534	-	-	18	552
Other comprehensive income, net of tax of $56	-	-	-	87	-	-	87
Purchase and retirement of common stock (41,200 shares)	(1)	(825)	-	-	-	-	(826)
ESOP shares committed to be released	-	(2)	-	-	43	-	41
Stock-based compensation expense	-	80	-	-	-	-	80
Distribution to noncontrolling shareholder	-	-	-	-	-	(77)	(77)
Dividends paid ($0.31 per share)	-	-	(703)	-	-	-	(703)
March 31, 2014	$23	$30,422	$21,359	$149	$(994)	$46	$51,005

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income of FedFirst Financial Corporation	$534	$794
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest in net income of consolidated subsidiary	18	42
Provision for loan losses	75	-
Depreciation	88	79
Amortization of intangibles	5	23
Net amortization of security premiums and loan costs	83	129
Noncash expense for ESOP	41	36
Noncash expense for stock-based compensation	80	48
Increase in bank-owned life insurance	(60)	(61)
(Increase) decrease in other assets	(7)	376
Decrease in other liabilities	(334)	(147)
Net cash provided by operating activities	523	1,319

Cash flows from investing activities:
Net loan originations	(5,563)	(2,965)
Proceeds from maturities and principal repayments of securities available-for-sale	1,400	6,149
Purchases of premises and equipment	(28)	(21)
Decrease in FHLB stock, at cost	279	557
Net cash (used in) provided by investing activities	(3,912)	3,720

Cash flows from financing activities:
Net decrease in short-term borrowings	(9,067)	(9,800)
Repayments of long-term borrowings	-	(986)
Net increase in deposits	14,404	5,136
Increase (decrease) in advance payments by borrowers for taxes and insurance	99	(46)
Purchase and retirement of common stock	(826)	(260)
Dividends paid	(703)	(99)
Distribution to noncontrolling shareholder	(77)	(32)
Net cash provided by (used in) financing activities	3,830	(6,087)

Net increase (decrease) in cash and cash equivalents	441	(1,048)
Cash and cash equivalents, beginning of period	5,552	5,874

Cash and cash equivalents, end of period	$5,993	$4,826

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $332 and $411 respectively)	$610	$789
Income tax expense	247	30

Real estate acquired in settlement of loans	-	105

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

The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Note 2.  Recent Accounting Pronouncements

ASU 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU is intended to eliminate diversity in practice resulting from a lack of guidance on this topic in current GAAP. Under the ASU, an entity generally must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Company’s financial condition and results of operation.

ASU 2014-04Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.  In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure, to reduce diversity in practice by clarifying when an in substance repossession of foreclosure occurs, that is, when a creditor should be considered to have received physical possession of a residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on the Company’s financial condition and results of operation.

ASU 2014-06 Technical Corrections and Improvements Related to Glossary Terms.  In March 2014, the FASB issued ASU 2014-06, Technical Corrections and Improvements Related to Glossary Terms, to amend and clarify various master glossary terms that cover a wide range of topics in the Accounting Standards Codification. The amendments in this ASU were effective upon issuance and did not have a material impact on the Company’s financial condition and results of operations.

Note 3.  Securities

The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal bonds	$7,971	$217	$126	$8,062
Mortgage-backed - GSEs	7,245	464	-	7,709
REMICs	6,020	75	18	6,077
Corporate debt	3,996	-	367	3,629
Total securities available-for-sale	$25,232	$756	$511	$25,477

December 31, 2013
Municipal bonds	$7,988	$207	$225	$7,970
Mortgage-backed - GSEs	7,740	452	-	8,192
REMICs	6,946	98	25	7,019
Corporate debt	3,996	-	405	3,591
Total securities available-for-sale	$26,670	$757	$655	$26,772

The amortized cost and fair value of securities at March 31, 2014 by contractual maturity were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1	$1
Due from one to five years	2,074	2,277
Due from five to ten years	6,198	6,252
Due after ten years	16,959	16,947
Total	$25,232	$25,477

The following table presents gross unrealized losses and fair value of securities aggregated by category and length of time that individual securities have been in a continuous loss position at the dates indicated (dollars in thousands).

	Less than 12 months			12 months or more			Total
March 31, 2014	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Municipal bonds	1	$2,715	$75	1	$1,084	$51	2	$3,799	$126
REMICs	1	1,633	18	-	-	-	1	1,633	18
Corporate debt	-	-	-	3	3,629	367	3	3,629	367
Total securities temporarily impaired	2	$4,348	$93	4	$4,713	$418	6	$9,061	$511

	Less than 12 months			12 months or more			Total
December 31, 2013	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Municipal bonds	2	$4,147	$142	1	$1,058	$83	3	$5,205	$225
REMICs	3	2,532	25	-	-	-	3	2,532	25
Corporate debt	-	-	-	3	3,591	405	3	3,591	405
Total securities temporarily impaired	5	$6,679	$167	4	$4,649	$488	9	$11,328	$655

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

Municipal Bonds – At March 31, 2014, the Company had one municipal bond with an unrealized loss of $75,000 in an unrealized loss position of less than 12 months and one municipal bond with an unrealized loss of $51,000 in an unrealized loss position of 12 months or more. An evaluation was performed on each bond. For the bond in an unrealized loss position of less than 12 months, there were no events to indicate deterioration in credit with unchanged, investment grade credit ratings. The Company believes the unrealized loss on this bond is due to market conditions, specifically rising interest rates impacting the value of the bonds. For the bond in an unrealized loss position of 12 months or more, the credit rating was initially downgraded in 2012 primarily due to budgetary challenges and more recently in July 2013 primarily due to accreditation concerns; however the credit rating remains investment grade and the strong income indicators of the economic base and sound financial policies and practices of the municipality, and the municipality’s ability to levy a property tax that is sufficient to be used for bond payment are expected to allow it to repay debt and meet its contractual obligations. Therefore, the Company believes the unrealized loss of this bond is due to changes in market conditions. The Company does not intend to sell the bonds and it is more likely than not that the Company will not be required to sell the bonds before recovery. The Company expects to recover the entire amortized cost basis and concluded that there was no OTTI on these bonds at March 31, 2014.

Corporate Debt – At March 31, 2014, the Company had three securities that were in an unrealized loss position for 12 months or more at an amount of $367,000. These securities consist of two pools of trust preferred corporate debt obligations (“CDOs”) collateralized by the trust preferred securities of insurance companies in the United States. These securities were downgraded from their original rating issuance to below investment grade in 2009 after purchase. Credit rating downgrades and market uncertainties are factors contributing to the unrealized losses on these securities.

The following table provides additional information related to the Company’s CDOs at March 31, 2014 (dollars in thousands).

Pool	Class	Tranche	Amortized Cost	Fair Value	Unrealized Loss	S&P Rating	Current Number of Insurance Companies	Total Collateral	Current Deferrals and Defaults	Performing Collateral	Additional Immediate Deferrals / Defaults Before Causing an Interest Shortfall (a)	Additional Immediate Deferrals / Defaults Before Causing a Break in Yield (b)
I-PreTSL I	Mezzanine	B-3	$1,500	$1,295	$(205)	CCC-	16	$188,300	$32,500	$155,800	$103,169	$46,000
I-PreTSL II	Mezzanine	B-3	2,496	2,334	(162)	BB+	22	275,500	24,500	251,000	186,472	105,000
			$3,996	$3,629	$(367)

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

These securities are evaluated for OTTI by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. None of these securities are projecting a cash flow disruption, nor have any of these securities experienced a cash flow disruption. Additionally, reports are reviewed that provide information for the amount of deferral/defaults that would have to occur to prevent the tranche from collecting contractual cash flows (principal and interest). These securities have a strong credit profile based on the stress analysis which found I-PreTSL I and I-PreTSL II could withstand an immediate default of up to 30% and 42%, respectively, of the remaining performing collateral and still expect to receive all contractual cashflows. The Company also reviewed each of the issues’ collateral participants, including their financial condition, ratings provided by A. M. Best (for insurance companies), and adverse conditions specifically related to industry or geographic area. This information did not suggest additional deferrals or defaults in the future that would result in the securities not receiving all of their contractual cash flows. Based on the analysis performed and the fact that the Company does not expect to sell these securities, and because it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company concluded that there was no OTTI on these securities at March 31, 2014.

In December 2013, the OCC adopted final regulations implementing section 619 of the Dodd-Frank Wall Street Reform and Protection Act, commonly known as the “Volcker Rule”, which restricts the ability of a banking entity to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund (referred to as a “covered fund”). A banking entity must divest its holding in covered funds by July 15, 2015. A covered fund is defined to include any issuer that would be an investment company under the Investment Company Act of 1940, but relies on the exemption for funds sold to fewer than 100 investors or the exemption for funds sold only to qualified purchasers. An issuer that could rely on a different exemption from the definition of investment company under the Investment Company Act would not be considered a covered fund, and therefore would not be subject to the Volcker Rule. In particular, the federal banking regulators have noted that some issuers of CDOs may qualify for exemption under Investment Company Act Rule 3a-7, which exempts non-managed fixed income funds from the definition of investment company. Therefore, if the issuer meets the requirements of Rule 3a-7, the CDOs will not be subject to the Volcker Rule. Based on our review, the CDOs held by the Bank as of March 31, 2014 satisfy all conditions for relying on the exemption under Investment Company Act Rule 3a-7, and therefore are not considered a covered fund that require divesture by July 15, 2015. The CDOs were in an unrealized loss position of $367,000 at March 31, 2014.

Other Securities – This category may include mortgage-backed securities and REMICS. At March 31, 2014, the Company had one REMIC security that was issued and backed by a Government-Sponsored Enterprise (“GSE”) with an unrealized loss of $18,000. The security was in an unrealized loss position for less than 12 months. The Company believes the unrealized loss of the security is due to changes in market interest rates or changes in market conditions as there was no indication that the issuers were having financial difficulties. The Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before its recovery. The Company expects to recover the entire amortized cost basis of the security and concluded that there was no OTTI at March 31, 2014.

Note 4.  Loans

The following table sets forth the composition of our loan portfolio at the dates indicated (dollars in thousands).

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Real estate-mortgage:
One- to four-family residential
Originated	$103,569	35.9%	$104,870	37.1%
Purchased	6,604	2.3	6,888	2.4
Total one- to four-family residential	110,173	38.2	111,758	39.5

Multi-family
Originated	6,996	2.4	7,083	2.5
Purchased	3,736	1.3	3,768	1.3
Total multi-family	10,732	3.7	10,851	3.8

Commercial	66,478	23.1	61,889	21.9
Total real estate-mortgage	187,383	65.0	184,498	65.2

Real estate-construction:
Residential	5,305	1.8	3,337	1.2
Commercial	16,082	5.6	15,979	5.7
Total real estate-construction	21,387	7.4	19,316	6.9

Consumer:
Home equity
Loan-to-value ratio of 80% or less	46,896	16.3	47,543	16.9
Loan-to-value ratio of greater than 80%	9,091	3.1	9,247	3.3
Total home equity	55,987	19.4	56,790	20.2

Other	1,609	0.6	1,666	0.6
Total consumer	57,596	20.0	58,456	20.8

Commercial business	21,990	7.6	20,023	7.1
Total loans	$288,356	100.0%	$282,293	100.0%

Net premiums on loans purchased	92		93
Net deferred loan costs	307		351
Loans in process	(11,113)		(10,617)
Allowance for loan losses	(3,387)		(3,308)
Loans, net	$274,255		$268,812

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated (dollars in thousands).

	March 31, 2014			December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due
Real estate - mortgage:
One- to four-family residential
Originated	$1,428	$225	$536	$1,012	$427	$627
Purchased	65	-	307	-	-	307
Total one- to four-family residential	1,493	225	843	1,012	427	934
Commercial	29	-	470	30	-	493
Total real estate - mortgage	1,522	225	1,313	1,042	427	1,427

Real estate - construction:
Residential	-	-	-	715	-	-

Consumer:
Home equity
Loan-to-value ratio of 80% or less	-	81	-	1	-	-
Loan-to-value ratio of greater than 80%	168	-	30	144	158	30
Total home equity	168	81	30	145	158	30
Other	-	4	-	-	3	-
Total consumer	168	85	30	145	161	30

Total delinquencies	$1,690	$310	$1,343	$1,902	$588	$1,457

Nonperforming Assets.  The following table provides information with respect to our nonperforming assets at the dates indicated (dollars in thousands).

	March 31, 2014		December 31, 2013
	Number of Contracts	Amount	Number of Contracts	Amount
Nonaccrual loans:
Real estate - mortgage:
One- to four-family residential
Originated	3	$1,498	4	$1,595
Purchased	4	307	4	307
Total one- to four-family residential	7	1,805	8	1,902

Commercial	2	470	2	493
Total real estate - mortgage	9	2,275	10	2,395

Consumer:
Home equity (loan-to-value ratio of greater than 80%)	1	30	1	30
Total nonaccrual loans	10	2,305	11	2,425

Accruing loans past due 90 days or more	-	-	-	-
Total nonaccrual loans and accruing loans past due 90 days or more	10	2,305	11	2,425
Real estate owned	1	126	1	126
Total nonperforming assets	11	$2,431	12	$2,551

Troubled debt restructurings
In nonaccrual status	1	963	1	968
Performing under modified terms	8	2,330	8	2,358
Troubled debt restructurings	9	$3,293	9	$3,326

Total nonperforming loans to total loans		0.80%		0.86%
Total nonperforming assets to total assets		0.75		0.80
Total nonperforming assets and troubled debt restructurings performing under modified terms to total assets		1.47		1.54

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

There were no loans modified as a TDR during the three months ended March 31, 2014 and 2013.

Impaired Loans.  The following tables summarize information in regards to impaired loans by loan portfolio class at the dates indicated (dollars in thousands).

March 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded
One- to four-family originated residential	$1,499	$1,499	$-	$1,502	$15
Commercial real estate	2,662	2,675	-	2,692	43
Home equity (loan-to-value ratio of 80% or less)	401	401	-	403	5
Total impaired loans	$4,562	$4,575	$-	$4,597	$63

December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded
One- to four-family originated residential	$1,505	$1,505	$-	$1,515	$65
Commercial real estate	2,705	2,705	-	2,742	149
Home equity (loan-to-value ratio of 80% or less)	405	405	-	409	10
Total impaired loans	$4,615	$4,615	$-	$4,666	$224

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

Allowance on Impaired Loans. We establish an allowance for loans that are individually evaluated and determined to be impaired. The amount of impairment is determined by the difference between the present value of the expected cash flows related to the loan, using current interest rates and its recorded value, or, as a practical measure in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans less estimated selling costs. At March 31, 2014, there were seven loan relationships that were individually evaluated for impairment, of which five were considered TDRs. TDR and impaired loan activity and any related specific allowances were previously discussed in the “Troubled Debt Restructurings” and “Impaired Loans” sections.

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

We also consider qualitative or environmental factors that are likely to cause estimated credit losses associated with the bank’s existing portfolio to differ from historical loss experience. Our historical loss experience and qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in our loan portfolio and economy. At March 31, 2014, we utilized the three most recent years of loss history and periods where we did not experience any losses were excluded from determining the historical average loss for each loan class. Certain historical loss factors are annually adjusted when another complete year of loss history is available in order to incorporate recent loss experience in the allowance calculation.

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2014 (dollars in thousands).

	Real estate - mortgage					Real estate-construction		Consumer
								Home equity (loan-
	One- to four-family							to-value ratio of
	residential		Multi-family					80%	greater	Other	Commercial
	(originated)	(purchased)	(originated)	(purchased)	Commercial	Residential	Commercial	or less)	than 80%)	Consumer	business	Unallocated	Total

Loan Balance	$103,569	$6,604	$6,996	$3,736	$66,478	$5,305	$16,082	$46,896	$9,091	$1,609	$21,990		$288,356

Allowance for loan losses:
December 31, 2013	$432	$286	$114	$34	$1,025	$6	$103	$475	$268	$11	$432	$122	$3,308
Charge-offs	-	-	-	-	-	-	-	-	-	-	-	-	-
Recoveries	3	-	-	-	-	-	-	-	1	-	-	-	4
Provision	(17)	(11)	(1)	-	70	3	10	(6)	(6)	-	24	9	75
March 31, 2014	$418	$275	$113	$34	$1,095	$9	$113	$469	$263	$11	$456	$131	$3,387

Collectively evaluated on historical loss experience	$112	$137	$-	$-	$59	$-	$-	$30	$87	$6	$21	$-	$452
Collectively evaluated on qualitative factors	306	138	113	34	1,036	9	113	439	176	5	435	-	2,804
Unallocated	-	-	-	-	-	-	-	-	-	-	-	131	131

Total allowance for loan losses	$418	$275	$113	$34	$1,095	$9	$113	$469	$263	$11	$456	$131	$3,387

Percent of Allowance	12.4%	8.1%	3.3%	1.0%	32.3%	0.3%	3.3%	13.8%	7.8%	0.3%	13.5%	3.9%	100.0%

Percent of Loans (1)	35.9%	2.3%	2.4%	1.3%	23.1%	1.8%	5.6%	16.3%	3.1%	0.6%	7.6%		100.0%

(1)	Represents percentage of loans in each category to total loans.

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2013 (dollars in thousands).

	Real estate - mortgage					Real estate-construction		Consumer
								Home equity (loan-
	One- to four-family							to-value ratio of
	residential		Multi-family					80%	greater	Other	Commercial
	(originated)	(purchased)	(originated)	(purchased)	Commercial	Residential	Commercial	or less)	than 80%)	Consumer	business	Unallocated	Total

Loan Balance	$106,616	$9,316	$10,989	$4,193	$45,761	$1,763	$11,981	$44,564	$8,401	$1,778	$16,182		$261,544

Allowance for loan losses:
December 31, 2012	$466	$372	$33	$102	$802	$3	$8	$434	$246	$19	$245	$156	$2,886
Charge-offs	-	(29)	-	-	-	-	-	-	-	-	-	-	(29)
Recoveries	3	-	-	-	-	-	-	-	-	3	-	-	6
Provision	(21)	(3)	-	-	5	-	10	30	18	(4)	18	(53)	-
March 31, 2013	$448	$340	$33	$102	$807	$3	$18	$464	$264	$18	$263	$103	$2,863

Collectively evaluated on historical loss experience	$133	$152	$-	$64	$90	$-	$-	$64	$105	$13	$9	$-	$630
Collectively evaluated on qualitative factors	315	188	33	38	717	3	18	400	159	5	254	-	2,130
Unallocated	-	-	-	-	-	-	-	-	-	-	-	103	103

Total allowance for loan losses	$448	$340	$33	$102	$807	$3	$18	$464	$264	$18	$263	$103	$2,863

Percent of Allowance	15.6%	11.9%	1.2%	3.6%	28.2%	0.1%	0.6%	16.2%	9.2%	0.6%	9.2%	3.6%	100.0%

Percent of Loans (1)	40.7%	3.6%	4.2%	1.6%	17.5%	0.7%	4.6%	17.0%	3.2%	0.7%	6.2%		100.0%

(1)	Represents percentage of loans in each category to total loans.

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

	Real estate - mortgage					Real estate-construction		Consumer
								Home equity (loan-
	One- to four-family							to-value ratio of
	residential		Multi-family					80%	greater	Other	Commercial	Total
March 31, 2014	(originated)	(purchased)	(originated)	(purchased)	Commercial	Residential	Commercial	or less)	than 80%)	Consumer	business	loans
Grade:
Pass	$102,071	$6,297	$5,161	$3,736	$63,058	$5,305	$16,082	$46,293	$9,061	$1,609	$20,093	$278,766
Special Mention	-	-	1,835	-	574	-	-	-	-	-	1,897	4,306
Substandard	1,498	307	-	-	2,846	-	-	603	30	-	-	5,284
Total	$103,569	$6,604	$6,996	$3,736	$66,478	$5,305	$16,082	$46,896	$9,091	$1,609	$21,990	$288,356

	Real estate - mortgage					Real estate-construction		Consumer
								Home equity (loan-
	One- to four-family							to-value ratio of
	residential		Multi-family					80%	greater	Other	Commercial	Total
December 31, 2013	(originated)	(purchased)	(originated)	(purchased)	Commercial	Residential	Commercial	or less)	than 80%)	Consumer	business	loans
Grade:
Pass	$103,275	$6,581	$5,231	$3,768	$58,311	$3,337	$15,979	$46,934	$9,217	$1,666	$17,964	$272,263
Special Mention	-	-	1,852	-	676	-	-	-	-	-	2,059	4,587
Substandard	1,595	307	-	-	2,902	-	-	609	30	-	-	5,443
Total	$104,870	$6,888	$7,083	$3,768	$61,889	$3,337	$15,979	$47,543	$9,247	$1,666	$20,023	$282,293

Note 5.  Deposits

Deposits are summarized as follows (dollars in thousands).

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$30,836	13.2%	$27,247	12.4%
Interest-bearing demand deposits	35,434	15.2	30,733	14.0
Savings accounts	24,923	10.7	24,415	11.1
Money market accounts	55,660	23.8	48,746	22.2
Certificates of deposit	86,783	37.1	88,091	40.3
Total deposits	$233,636	100.0%	$219,232	100.0%

Note 6.  Borrowings

We utilize borrowings as a supplemental source of funds for loans and securities. The primary sources of borrowings are FHLB advances and, to a limited extent, repurchase agreements. At March 31, 2014 and December 31, 2013, we had $36.8 million and $45.9 million of borrowings, respectively, of which $33.8 million and $42.9 million, respectively, were FHLB advances and $3.0 million were repurchase agreements. At March 31, 2014 and December 31, 2013, our FHLB advances were comprised of fixed rate advances.

The following table sets forth borrowings based on their stated maturities and weighted average rates at the dates indicated.

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Due in one year or less	$24,750	2.56%	$33,860	1.81%
Due in one to two years	12,000	3.82	12,000	3.82
Advances	$36,750		$45,860
Less: deferred premium on modification	(226)		(269)
Total advances	$36,524	2.97%	$45,591	2.34%

The following table sets forth information concerning our borrowings for the periods indicated.

	Three Months Ended March 31,	Year Ended December 31,
(Dollars in thousands)	2014	2013
Maximum amount outstanding at any month end during the period	$43,260	$46,338
Average amount outstanding during the period	42,624	37,784
Weighted average rate during the period	2.57%	3.37%

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

The following table sets forth basic and diluted earnings per common share at the dates indicated.

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2014	2013

Net income of FedFirst Financial Corporation	$534	$794
Weighted-average shares outstanding:
Basic	2,235,132	2,457,646
Effect of dilutive stock options and restrictive stock awards	50,876	14,757
Diluted	2,286,008	2,472,403

Earnings per share:
Basic	$0.24	$0.32
Diluted	0.23	0.32

The dilutive effect on average shares outstanding is the result of stock options outstanding and restricted stock. At March 31, 2014 and March 31, 2013, options to purchase 134,538 and 163,313 shares of common stock, respectively, at a weighted average exercise price of $19.31 and $17.40 per share, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Note 8.  Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could realize in a sale transaction on the dates indicated. The estimated fair value amounts were measured as of March 31, 2014 and December 31, 2013 and were not re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to March 31, 2014 and December 31, 2013 may be different than the amounts reported at each period end.

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

In some instances, the fair value of certain securities cannot be determined using these techniques due to the lack of relevant market data. As such, these securities are valued using an alternative technique and classified within Level 3 of the fair value hierarchy. At March 31, 2014, Level 3 includes three corporate debt securities with a fair value of $3.6 million.

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

(Dollars in thousands)	March 31, 2014	December 31, 2013
Significant other observable inputs (Level 2)
Securities available-for-sale
Municipal bonds	$8,062	$7,970
Mortgage-backed - GSEs	7,709	8,192
REMICs	6,077	7,019
Total significant other observerable inputs (Level 2)	21,848	23,181

Significant unobservable inputs (Level 3)
Securities available-for-sale
Corporate debt	3,629	3,591
Total significant unobservable inputs (Level 3)	3,629	3,591
Total securities available-for-sale	$25,477	$26,772

Total assets measured at fair value on a recurring basis	$25,477	$26,772

(Dollars in thousands)	Significant Unobservable Inputs (Level 3)
December 31, 2012	$1,882
Total unrealized gains included in other comprehensive income	1,708
Discount accretion	1
December 31, 2013	$3,591
Total unrealized gains included in other comprehensive income	38
March 31, 2014	$3,629

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

	December 31, 2013
(Dollars in thousands)	Carrying Value	Fair Value
Level 3
Impaired loans	$586	$586
Real estate owned	465	465
Total assets measured at fair value on a nonrecurring basis	$1,051	$1,051

For Level 3 assets measured at fair value on a recurring basis as of March 31, 2014, the following table sets forth the significant unobservable inputs used in the fair value measurements.

(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring basis
Securities available-for-sale:
Corporate debt	$3,629	Discounted cash flow	Average probability of default	0.98%
			Correlation for issuers in the same industry	50%
			Deferral/default recovery rate on currently defaulted/deferring assets and projected defaults	0%
			Prepayment	0%

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2014 and December 31, 2013.

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

The following table sets forth the carrying amount and estimated fair value of financial instruments at the dates indicated (dollars in thousands).

	Carrying	Estimated	Fair Value Measurements
March 31, 2014	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$5,993	$5,993	$5,993	$-	$-
Securities available-for-sale	25,477	25,477	-	21,848	3,629
Loans, net	274,255	278,093	-	-	278,093
FHLB stock	2,310	2,310	-	2,310	-
Accrued interest receivable	1,004	1,004	-	1,004	-

Financial liabilities:
Deposits	233,636	233,979	-	233,979	-
Borrowings	36,524	37,156	-	37,156	-
Accrued interest payable	231	231	-	231	-

	Carrying	Estimated	Fair Value Measurements
December 31, 2013	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$5,552	$5,552	$5,552	$-	$-
Securities available-for-sale	26,772	26,772	-	23,181	3,591
Loans, net	268,812	271,038	-	-	271,038
FHLB stock	2,589	2,589	-	2,589	-
Accrued interest receivable	993	993	-	993	-

Financial liabilities:
Deposits	219,232	219,538	-	219,538	-
Borrowings	45,591	46,446	-	46,446	-
Accrued interest payable	251	251	-	251	-

Note 9.  Other Comprehensive Income

The following table sets forth the tax effects allocated to each component of the Company’s other comprehensive income at the dates indicated (dollars in thousands).

	Before	Income	Net of
	Income Tax	Tax	Income Tax
Three Months Ended March 31, 2014	Expense	Expense	Expense

Other comprehensive income:
Unrealized gain on securities available-for-sale	$143	$56	$87

Three Months Ended March 31, 2013

Other comprehensive income:
Unrealized gain on securities available-for-sale	$190	$74	$116

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

	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated

March 31, 2014
Assets	$323,029	$763	$51,002	$(51,511)	$323,283
Liabilities	276,434	200	43	(4,399)	272,278
Stockholders' equity	46,595	563	50,959	(47,112)	51,005

December 31, 2013
Assets	$319,381	$1,438	$51,773	$(53,565)	$319,027
Liabilities	273,457	578	27	(6,886)	267,176
Stockholders' equity	45,924	860	51,746	(46,679)	51,851

Three Months Ended March 31, 2014
Total interest income	$3,220	$-	$18	$(18)	$3,220
Total interest expense	608	-	-	(18)	590
Net interest income	2,612	-	18	-	2,630
Provision for loan losses	75	-	-	-	75
Net interest income after provision for loan losses	2,537	-	18	-	2,555
Noninterest income	209	790	-	-	999
Noninterest expense	1,945	634	100	-	2,679
Undistributed net income of subsidiary	88	-	588	(676)	-
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	889	156	506	(676)	875
Income tax expense (benefit)	283	68	(28)	-	323
Net income before noncontrolling interest in net income of consolidated subsidiary	606	88	534	(676)	552
Less: Noncontrolling interest in net income of consolidated subsidiary	18	-	-	-	18
Net income of FedFirst Financial Corporation	$588	$88	$534	$(676)	$534

Three Months Ended March 31, 2013
Total interest income	$3,244	$-	$21	$(21)	$3,244
Total interest expense	735	-	-	(21)	714
Net interest income	2,509	-	21	-	2,530
Provision for loan losses	-	-	-	-	-
Net interest income after provision for loan losses	2,509	-	21	-	2,530
Noninterest income	255	1,014	-	-	1,269
Noninterest expense	1,882	656	74	-	2,612
Undistributed net income of subsidiary	210	-	829	(1,039)	-
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	1,092	358	776	(1,039)	1,187
Income tax expense (benefit)	221	148	(18)	-	351
Net income before noncontrolling interest in net income of consolidated subsidiary	871	210	794	(1,039)	836
Less: Noncontrolling interest in net income of consolidated subsidiary	42	-	-	-	42
Net income of FedFirst Financial Corporation	$829	$210	$794	$(1,039)	$794

Note 11.  Proposed Merger Announcement

On April 14, 2014, CB Financial Services, Inc. (“CB Financial”), a Carmichaels, Pennsylvania based holding company for Community Bank, and FedFirst Financial announced the signing of an Agreement and Plan of Merger (“Merger Agreement”) under which FedFirst Financial will merge with and into CB Financial in a cash and stock transaction valued at approximately $54.5 million. Under the terms of the Merger Agreement, stockholders of FedFirst Financial will be entitled to elect to receive $23.00 in cash or shares of CB Financial common stock based on a fixed exchange ratio of 1.1590 shares of CB Financial common stock for each share of FedFirst Financial common stock, subject to proration to ensure that at closing 65% of the outstanding shares of FedFirst Financial common stock are exchanged for shares of CB Financial common stock and the remaining 35% are exchanged for cash. CB Financial and FedFirst Financial expect to complete the transaction late in the third or early fourth quarter of 2014. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the merger by shareholders of FedFirst Financial. The Merger Agreement contains certain provisions under which each party has agreed to pay the other a termination fee of $2.75 million if the Merger Agreement is terminated under certain circumstances.

Community Bank, a Pennsylvania-chartered commercial bank, operates eleven offices in Greene, Allegheny and Washington Counties in southwestern Pennsylvania. At December 31, 2013, CB Financial had total consolidated assets of approximately $546.5 million.

The Company expects to incur merger-related expenses prior to the completion of the transaction including, but not limited to, approximately $1.1 million in professional services related to investment banker and legal fees. Approximately $600,000 to $700,000 of these expenses are expected to be incurred in the second quarter of 2014.

Note 12.  Related Parties

In 2002, the Company purchased an 80% controlling interest in Exchange Underwriters. The President of Exchange Underwriters is Richard B. Boyer, who owns the remaining 20% of Exchange Underwriters (“Shareholder”). Mr. Boyer is on the board of directors of the Company. The original stock purchase agreement between FFEC and the Shareholder includes an obligation for the Company to purchase the Shareholder’s 20% stake upon the earliest of (1) the termination of the Shareholder’s employment for any reason, (2) May 29, 2014 (the twelfth anniversary of the closing date of the stock purchase agreement), or (3) the transfer by the Shareholder of any of his shares. The Shareholder has a right of first refusal to purchase the FFEC’s interest in Exchange Underwriters prior to the FFEC selling or transferring such shares and has “tag-along” rights to participate in any sale to a buyer on the same terms and conditions as FFEC.

In connection with the execution of the Merger Agreement with CB Financial, FFEC entered into a new stock purchase agreement dated as of April 14, 2014 by and between FFEC and Richard B. Boyer, which provides for the purchase of Mr. Boyer’s interest in Exchange Underwriters for total consideration of $1.2 million immediately prior to the closing of the Company’s merger with CB Financial. FFEC also entered into an amendment to the original stock purchase agreement which extends from May 29, 2014 to June 1, 2017 the date on which FedFirst Financial is obligated to purchase Mr. Boyer’s interest in Exchange Underwriters in the event that the merger is not completed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the unaudited consolidated financial statements, notes and tables included in this report. For further information, refer to the consolidated financial statements and notes included in FedFirst Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include the following: interest rate trends; the general economic climate in the market area in which FedFirst Financial operates, as well as nationwide; FedFirst Financial’s ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation; the requisite shareholder or regulatory approval of the proposed merger with CB Financial may not be received or other conditions to the completion of the merger might not be satisfied or waived; operations will continue to be impacted until the merger transaction is either consummated or terminated. Additional factors that may affect our results are discussed in FedFirst Financial’s Annual Report on Form 10-K under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. FedFirst Financial assumes no obligation to update any forward-looking statements.

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

Balance Sheet Analysis

Assets.  Total assets at March 31, 2014 were $323.3 million, an increase of $4.3 million, or 1.3%, from total assets of $319.0 million at December 31, 2013. During the three months ended March 31, 2014, funds generated from deposit growth and security paydowns and maturities were used to paydown short-term borrowings and fund loan growth.

Securities available-for-sale decreased $1.3 million, or 4.8%, to $25.5 million at March 31, 2014 compared to $26.8 million at December 31, 2013. The decrease was primarily the result of $1.4 million of paydowns.

Loans, net, increased $5.4 million, or 2.0%, to $274.3 million at March 31, 2014 compared to $268.8 million at December 31, 2013 primarily due to increases of $4.6 million in commercial real estate loans and $2.0 million in commercial business loans as well as disbursements on constructions loans partially offset by a decrease of $1.6 million in residential mortgage loans and $803,000 in home equity loans. The Bank continues to change the mix in the loan portfolio by emphasizing growth in commercial loans. At March 31, 2014, commercial real estate and business loans exceeded 30% of total loans for the first time in the Bank’s history.

Liabilities.  Total liabilities at March 31, 2014 were $272.3 million, compared to $267.2 million at December 31, 2013, an increase of $5.1 million, or 1.9%.

Total deposits increased $14.4 million, or 6.6%, to $233.6 million at March 31, 2014 compared to $219.2 million at December 31, 2013. There were increases of $6.9 million in money market accounts, $4.7 million in interest-bearing demand deposits and $3.6 million in noninterest-bearing demand deposits partially offset by a decrease of $1.3 million in certificates of deposit. During the current period, municipal customers made large deposits, some of which may be temporary. In addition, due to the low interest rate environment, the Bank has been selective on promotional interest rates and has concentrated its efforts on increasing noninterest-bearing accounts by building strong customer relationships. The decrease in certificates of deposit was primarily due to customer hesitancy to commit to long-term interest rates.

Borrowings decreased $9.1 million, or 19.9%, to $36.5 million at March 31, 2014 compared to $45.6 million at December 31, 2013 primarily from using funds generated from deposit growth to paydown short-term borrowings.

Stockholders’ Equity.  Stockholders’ equity decreased $846,000 to $51.0 million at March 31, 2014 compared to $51.9  million at December 31, 2013. During the period, the Company purchased 41,200 shares of its common stock through the Company’s recently completed stock repurchase program for $825,000 and paid $703,000 in dividends to stockholders, including $567,000 related to a $0.25 per share special dividend. This was partially offset by $534,000 of net income for the three months ended March 31, 2014.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Overview.  The Company had net income of $534,000 for the three months ended March 31, 2014, compared to $794,000 for the same period in 2013.

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Net income of FedFirst Financial Corporation	$534	$794
Return on average assets	0.67%	1.01%
Return on average equity	4.16	5.85
Average equity to average assets	16.09	17.17

Net Interest Income.  Net interest income for the three months ended March 31, 2014 increased $100,000, or 4.0%, to $2.6 million compared to $2.5 million for the three months ended March 31, 2013.

Interest income decreased $24,000, or 0.7%, and remained at $3.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Interest income on securities decreased $112,000 due to a decrease of $14.7 million in average balance primarily due to paydowns of mortgage-backed and REMIC securities. Interest income on loans increased $77,000 due to a $20.5 million increase in the average balance of loans that included a change in loan composition with increases in commercial real estate, home equity installment and commercial business loans partially offset by a decrease in residential and multi-family real estate. The average yield on loans decreased 25 basis points primarily driven by originations of commercial and home equity loans at lower yields.

Interest expense decreased $124,000, or 17.4%, to $590,000 for the three months ended March 31, 2014 compared to $714,000 for the three months ended March 31, 2013. Interest expense on deposits decreased $68,000 due a decrease of 16 basis points in cost, primarily related to the repricing of maturing certificates of deposit to lower rates. Interest expense on borrowings decreased $56,000 due to a decrease of 47 basis points in cost from the payoff of higher cost borrowings that were replaced with lower cost, short-term borrowings.

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

	Three Months Ended March 31,
	2014			2013
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$269,652	$3,002	4.45%	$249,189	$2,925	4.70%
Securities (3)(4)	25,968	222	3.42	40,646	335	3.29
Other interest-earning assets	6,510	15	0.92	7,599	4	0.21
Total interest-earning assets	302,130	3,239	4.29	297,434	3,264	4.39
Noninterest-earning assets	17,155			18,513
Total assets	$319,285			$315,947

Liabilities and
Stockholders' equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$32,958	7	0.08%	$18,745	4	0.09%
Savings accounts	24,643	3	0.05	24,487	3	0.05
Money market accounts	49,104	18	0.15	55,175	20	0.14
Certificates of deposit	87,542	288	1.32	92,059	357	1.55
Total interest-bearing deposits	194,247	316	0.65	190,466	384	0.81

Borrowings	42,624	274	2.57	43,351	330	3.04
Total interest-bearing liabilities	236,871	590	1.00	233,817	714	1.22

Noninterest-bearing liabilities	31,029			27,870
Total liabilities	267,900			261,687

Stockholders' equity	51,385			54,260
Total liabilities and
stockholders' equity	$319,285			$315,947

Net interest income		$2,649			$2,550

Interest rate spread			3.29%			3.17%
Net interest margin			3.51			3.43
Average interest-earning
assets to average
interest-bearing liabilities			127.55%			127.21%

(1)	Amount is net of deferred loan costs, loans in process and allowance for loan losses.
(2)	Amount includes nonaccrual loans in average balances only.
(3)	Amount does not include effect of unrealized gain (loss) on securities available-for-sale.
(4)	Includes municipal bonds; yield and interest are stated on a taxable equivalent basis.

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

	Three Months Ended March 31, 2014
	Compared To
	Three Months Ended March 31, 2013
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$238	$(161)	$77
Securities	(126)	13	(113)
Other interest-earning assets	-	11	11
Total interest-earning assets	112	(137)	(25)

Interest expense:
Deposits	10	(78)	(68)
Borrowings	(6)	(50)	(56)
Total interest-bearing liablities	4	(128)	(124)
Change in net interest income	$108	$(9)	$99

Provision for Loan Losses.  The provision for loan losses was $75,000 for the three months ended March 31, 2014. There was no provision for loan losses for the three months ended March 31, 2013. In the current period, the provision was impacted by commercial loan growth. Net recoveries for the three months ended March 31, 2014 were $4,000 compared to net charge-offs of $23,000 for the three months ended March 31, 2013.

Noninterest Income.  Noninterest income decreased $270,000, or 21.3%, to $999,000 for the three months ended March 31, 2014 compared to $1.3 million for the three months ended March 31, 2013. Insurance commissions decreased $224,000 primarily due to a $243,000 decline in contingent commissions. In addition, fees and service charge income decreased $45,000 primarily due to prepayment fees received in the prior year from commercial loan payoffs.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Compensation and employee benefits	$1,563	$1,520
Occupancy	325	300
FDIC insurance premiums	49	43
Data processing	172	165
Professional services	163	165
Advertising	137	139
Supplies	21	21
Telephone	12	12
Postage	30	34
Correspondent bank fees	11	10
Real estate owned (income) expense	(4)	(6)
Amortization of intangibles	5	23
All other	195	186
Total noninterest expense	$2,679	$2,612

Noninterest expense increased $67,000, or 2.6%, to $2.7 million for the three months ended March 31, 2014 compared to $2.6 million for the three months ended March 31, 2013. Compensation expense increased $43,000 primarily due to increases in stock-based compensation and employee benefit expenses. In addition, occupancy expenses increased $25,000 primarily from an increase in depreciation due to prior year office building improvements and increase in maintenance due to current year weather conditions.

Income Tax Expense.  Income tax expense for the three months ended March 31, 2014 decreased $28,000 to $323,000 compared to $351,000 for the three months ended March 31, 2013 primarily due to a $312,000 decrease in net income before income tax expense. The effective tax rate was 36.9% for the three months ended March 31, 2014 compared to 29.6% for the three months ended March 31, 2013.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2014, cash and cash equivalents totaled $6.0 million and unpledged securities available-for-sale, which provides an additional source of liquidity, totaled $16.7 million. In addition, at March 31, 2014, the maximum remaining borrowing capacity at the FHLB of Pittsburgh was approximately $111.1 million. We also have the ability to borrow from two unsecured discretionary lines of credit totaling $13.0 million. At March 31, 2014 and December 31, 2013, the Bank had no advances on the lines of credit.

Certificates of deposit due within 12 months of March 31, 2014 totaled $46.7 million, or 53.8% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and borrowings. We believe, however, based on past experience that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2014 and December 31, 2013, we exceeded all of our regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

The following table sets forth the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized (dollars in thousands).

					To Be Well
			For Capital		Capitalized
			Adequacy		Under Prompt
	Actual		Purposes		Corrective Action
March 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$48,039	21.81%	$17,619	8.00%	$22,024	10.00%
Tier 1 capital (to risk weighted assets)	45,278	20.56	8,809	4.00	13,214	6.00
Tier 1 capital (to adjusted total assets)	45,278	14.08	12,861	4.00	16,077	5.00
Tangible capital (to tangible assets)	45,278	14.08	4,823	1.50	N/A	N/A

December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$47,346	21.84%	$17,341	8.00%	$21,676	10.00%
Tier 1 capital (to risk weighted assets)	44,629	20.59	8,670	4.00	13,006	6.00
Tier 1 capital (to adjusted total assets)	44,629	14.06	12,697	4.00	15,872	5.00
Tangible capital (to tangible assets)	44,629	14.06	4,761	1.50	N/A	N/A

Off-Balance Sheet Arrangements.  The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with generally accepted accounting principles, these financial instruments are not recorded in our financial statements. The following table summarizes the Company’s commitments at the date indicated. The Company utilizes standby letters of credit through the FHLB to secure public deposits.

March 31,
(Dollars in thousands)	2014
Loans in process	$11,113
Standby letters of credit	14,450
Unused consumer revolving lines of credit	4,793
Unused commercial lines of credit	13,521
Commitments to originate one-to four- family residential loans	3,701
Commitments to originate consumer loans	454
Commitments to originate commercial loans	3,300
Total commitments outstanding	$51,332

For the three months ended March 31, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operation or cash flows.

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

There has been no change in FedFirst Financial’s internal control over financial reporting during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, FedFirst Financial’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

On April 21, 2014, a class action complaint, captioned Sutton v. FedFirst Financial Corp., et al., was filed under Case No. 24C14002331, in the Circuit Court in Baltimore City, Maryland, against the Company, each of FedFirst Financial’s directors, and CB Financial. The complaint alleges, among other things, that the FedFirst Financial directors breached their fiduciary duties to FedFirst Financial and its stockholders by agreeing to sell to CB Financial without first taking steps to ensure that FedFirst Financial stockholders would obtain adequate, fair and maximum consideration under the circumstances, by agreeing to terms with CB Financial that benefit themselves and/or CB Financial without regard for the FedFirst Financial stockholders and by agreeing to terms with CB Financial that discourages other bidders. The plaintiff also alleges that CB Financial aided and abetted the FedFirst Financial directors’ breaches of fiduciary duties. The complaint seeks, among other things, an order declaring the Merger Agreement unenforceable and rescinding and invalidating the Merger Agreement, an order enjoining the defendants from consummating the merger, as well as attorneys’ and experts’ fees and certain other damages. The Company believes the factual allegations in the complaint are without merit and intends to defend vigorously against the allegations in the complaint.

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any other pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

The proposed merger with CB Financial may not be completed or the Merger Agreement may be terminated in accordance with its terms, which could adversely affect our business and results of operation.

The Merger Agreement is subject to a number of conditions that must be fulfilled to complete the merger. Those conditions include: approval of the Merger Agreement by our stockholders, receipt of requisite regulatory approvals, the continued accuracy of the representations and warranties by both parties and the performance by both parties of their covenants and agreements, and the receipt by both parties of legal opinions from their respective tax counsels. If these conditions to the closing of the merger are not fulfilled, then the merger may not be completed.

Furthermore, the parties can mutually decide to terminate the Merger Agreement at any time, before or after FedFirst Financial stockholder approval or CB Financial may elect to terminate the Merger Agreement in certain other circumstances. If the Merger Agreement is terminated, our business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management and the board of directors on the merger. In addition, if the Merger Agreement is terminated, the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the merger will be completed. If the Merger Agreement is terminated and our board of directors seeks another merger or business combination, our stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration we are receiving in this merger. If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $2.75 million to CB Financial.

In connection with the proposed merger, we have incurred and will continue to incur expenses, which could prove to be significant. Our business and our operating and financial results may be materially adversely affected by the expenses incurred in connection with the proposed merger. A failed transaction may result in negative publicity and a negative impression of us in the investment community. There can be no assurance that our business, these relationships or our financial condition will not be negatively impacted, as compared to the condition prior to the announcement of the merger, if the merger is not consummated.

We will be subject to business uncertainties while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on us and consequently on CB Financial. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed and could cause customers and others that deal with us to seek to change existing business relationships with us. Retention of certain employees may be challenging during the pendency of the merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business could be negatively impacted.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company made the following purchases of its common stock during the three months ended March 31, 2014. Based upon state of incorporation, shares of common stock are retired upon purchase.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
January 1-31, 2014	19,200	$20.03	19,200	22,000
February 1-28, 2014	22,000	20.03	22,000	-
Total	41,200	20.03	41,200

(1)
On January 23, 2013, the Company announced that the board of directors had approved a program allowing the Company to repurchase up to 254,000 shares of the Company’s outstanding common stock, which was approximately 10% of outstanding shares. This repurchase program was completed on February 3, 2014.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

2.1
Agreement and Plan of Merger dated as of April 14, 2014, by and between FedFirst Financial Corporation and CB Financial Services, Inc., incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed April 14, 2014.

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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDFIRST FINANCIAL CORPORATION
(Registrant)

Date:	May 9, 2014	/s/ Patrick G. O’Brien
Patrick G. O’Brien
President and Chief Executive Officer

Date:	May 9, 2014	/s/ Jamie L. Prah
Jamie L. Prah
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)