Form 10-Q
period 2014-06-30
FedFirst Financial Corp
filed 2014-08-13
CIK 1486058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 12, 2014, the issuer had 2,318,310 shares of common stock outstanding.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

(Dollars in thousands, except share data)	June 30, 2014	December 31, 2013
Assets:

Cash and cash equivalents:
Cash and due from banks	$2,133	$2,034
Interest-earning deposits	2,581	3,518
Total cash and cash equivalents	4,714	5,552

Securities available-for-sale	24,370	26,772
Loans, net	284,060	268,812
Federal Home Loan Bank ("FHLB") stock, at cost	2,632	2,589
Accrued interest receivable - loans	880	858
Accrued interest receivable - securities	126	135
Premises and equipment, net	1,470	1,852
Bank-owned life insurance	8,680	8,560
Goodwill	1,080	1,080
Real estate owned	-	126
Deferred tax assets	2,139	2,118
Other assets	804	573
Total assets	$330,955	$319,027

Liabilities and Stockholders' Equity:

Deposits:
Noninterest-bearing	$31,502	$27,247
Interest-bearing	199,975	191,985
Total deposits	231,477	219,232

Borrowings	45,818	45,591
Advance payments by borrowers for taxes and insurance	676	458
Accrued interest payable - deposits	93	107
Accrued interest payable - borrowings	89	144
Other liabilities	1,981	1,644
Total liabilities	280,134	267,176

Stockholders' equity
FedFirst Financial Corporation stockholders' equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock $0.01 par value; 20,000,000 shares authorized; 2,315,810 and 2,357,293 shares issued and outstanding	23	24
Additional paid-in-capital	30,498	31,169
Retained earnings - substantially restricted	20,902	21,528
Accumulated other comprehensive income, net of deferred tax of $176 and $40	273	62
Unearned Employee Stock Ownership Plan ("ESOP")	(950)	(1,037)
Total FedFirst Financial Corporation stockholders' equity	50,746	51,746
Noncontrolling interest in subsidiary	75	105
Total stockholders' equity	50,821	51,851
Total liabilities and stockholders' equity	$330,955	$319,027

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013

Interest income:
Loans	$3,050	$3,018	$6,052	$5,943
Securities - taxable	155	222	321	499
Securities - tax exempt	38	38	75	76
Other interest-earning assets	26	4	41	8
Total interest income	3,269	3,282	6,489	6,526

Interest expense:
Deposits	303	361	619	745
Borrowings	227	320	501	650
Total interest expense	530	681	1,120	1,395
Net interest income	2,739	2,601	5,369	5,131

Provision for loan losses	220	165	295	165
Net interest income after provision for loan losses	2,519	2,436	5,074	4,966

Noninterest income:
Fees and service charges	159	206	297	389
Insurance commissions	918	736	1,708	1,750
Income from bank-owned life insurance	60	61	120	122
Other	9	81	20	92
Total noninterest income	1,146	1,084	2,145	2,353

Noninterest expense:
Compensation and employee benefits	1,591	1,580	3,154	3,100
Occupancy	296	278	621	578
FDIC insurance premiums	48	47	97	90
Data processing	172	160	344	325
Professional services	154	137	317	302
Advertising	110	123	247	262
Merger-related	1,387	-	1,387	-
Other	339	267	609	547
Total noninterest expense	4,097	2,592	6,776	5,204

(Loss) income before income tax (benefit) expense and noncontrolling interest in net income of consolidated subsidiary	(432)	928	443	2,115
Income tax (benefit) expense	(185)	342	138	693
Net (loss) income before noncontrolling interest in net income of consolidated subsidiary	(247)	586	305	1,422
Noncontrolling interest in net income of consolidated subsidiary	29	10	47	52
Net (loss) income of FedFirst Financial Corporation	$(276)	$576	$258	$1,370

(Loss) Earnings per share:
Basic	$(0.12)	$0.24	$0.12	$0.56
Diluted	(0.12)	0.23	0.11	0.55

Weighted-average shares outstanding:
Basic	2,231,561	2,446,186	2,232,304	2,450,894
Diluted	2,231,561	2,479,834	2,286,038	2,478,222

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013

Net (loss) income before noncontrolling interest in net income of consolidated subsidiary	$(247)	$586	$305	$1,422

Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale, net of income tax expense (benefit)	124	(116)	211	-
Other comprehensive income (loss), net of income tax expense (benefit)	124	(116)	211	-
Comprehensive (loss) income	(123)	470	516	1,422
Less: Comprehensive income attributable to the noncontrolling interest in subsidiary	29	10	47	52
Comprehensive (loss) income attributable to FedFirst Financial Corporation	$(152)	$460	$469	$1,370

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR
THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
December 31, 2012	$25	$34,986	$19,821	$(388)	$(1,210)	$60	$53,294
Comprehensive income:
Net income	-	-	1,370	-	-	52	1,422
Issuance of common stock (14,750 shares)	-	260	-	-	-	-	260
Purchase and retirement of common stock (55,152 shares)	-	(992)	-	-	-	-	(992)
ESOP shares committed to be released	-	(14)	-	-	87	-	73
Stock-based compensation expense	-	122	-	-	-	-	122
Stock awards granted (14,750 shares)	-	(260)	-	-	-	-	(260)
Distribution to noncontrolling shareholder	-	-	-	-	-	(32)	(32)
Dividends paid ($0.10 per share)	-	-	(246)	-	-	-	(246)
June 30, 2013	$25	$34,102	$20,945	$(388)	$(1,123)	$80	$53,641

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
December 31, 2013	$24	$31,169	$21,528	$62	$(1,037)	$105	$51,851
Comprehensive income:
Net income	-	-	258	-	-	47	305
Other comprehensive income, net of tax of $136	-	-	-	211	-	-	211
Purchase and retirement of common stock (41,483 shares)	(1)	(831)	-	-	-	-	(832)
ESOP shares committed to be released	-	-	-	-	87	-	87
Stock-based compensation expense	-	160	-	-	-	-	160
Distribution to noncontrolling shareholder	-	-	-	-	-	(77)	(77)
Dividends paid ($0.39 per share)	-	-	(884)	-	-	-	(884)
June 30, 2014	$23	$30,498	$20,902	$273	$(950)	$75	$50,821

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income of FedFirst Financial Corporation	$258	$1,370
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest in net income of consolidated subsidiary	47	52
Provision for loan losses	295	165
Depreciation	475	150
Amortization of intangibles	8	33
Net amortization of security premiums and loan costs	113	256
Noncash expense for ESOP	87	73
Noncash expense for stock-based compensation	160	122
Increase in bank-owned life insurance	(120)	(122)
Refund of FDIC prepaid insurance assessment	-	643
(Increase) decrease in other assets	(283)	552
Increase in other liabilities	268	160
Net cash provided by operating activities	1,308	3,454

Cash flows from investing activities:
Net loan originations	(15,584)	(6,602)
Proceeds from maturities and principal repayments of securities available-for-sale	2,677	10,807
Purchases of premises and equipment	(93)	(58)
(Increase) decrease in FHLB stock, at cost	(43)	1,536
Net cash (used in) provided by investing activities	(13,043)	5,683

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	13,140	(12,000)
Repayments of long-term borrowings	(12,913)	(1,801)
Net increase in deposits	12,245	8,971
Increase (decrease) in advance payments by borrowers for taxes and insurance	218	(67)
Purchase and retirement of common stock	(832)	(992)
Dividends paid	(884)	(246)
Distribution to noncontrolling shareholder	(77)	(32)
Net cash provided by (used in) financing activities	10,897	(6,167)

Net (decrease) increase in cash and cash equivalents	(838)	2,970
Cash and cash equivalents, beginning of period	5,552	5,874

Cash and cash equivalents, end of period	$4,714	$8,844

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings (including interest credited to deposit accounts of $633 and $780 respectively)	$1,189	$1,480
Income taxes	507	135

Real estate acquired in settlement of loans	-	507

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

The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Note 2.  Proposed Merger Announcement

On April 14, 2014, CB Financial Services, Inc. (“CB Financial”), a Carmichaels, Pennsylvania based holding company for Community Bank, and FedFirst Financial announced the signing of an Agreement and Plan of Merger (“Merger Agreement”) under which FedFirst Financial will merge with and into CB Financial in a cash and stock transaction valued at approximately $54.5 million. Under the terms of the Merger Agreement, stockholders of FedFirst Financial will be entitled to elect to receive $23.00 in cash or shares of CB Financial common stock based on a fixed exchange ratio of 1.1590 shares of CB Financial common stock for each share of FedFirst Financial common stock, subject to proration to ensure that at closing 65% of the outstanding shares of FedFirst Financial common stock are exchanged for shares of CB Financial common stock and the remaining 35% are exchanged for cash. CB Financial and FedFirst Financial expect to complete the transaction in the early fourth quarter of 2014. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the merger by shareholders of FedFirst Financial. The Merger Agreement contains certain provisions under which each party has agreed to pay the other a termination fee of $2.75 million if the Merger Agreement is terminated under certain circumstances.

Community Bank, a Pennsylvania-chartered commercial bank, operates eleven offices in Greene, Allegheny and Washington Counties in southwestern Pennsylvania. At December 31, 2013, CB Financial had total consolidated assets of approximately $546.5 million.

The Company incurred $1.4 million of merger-related expenses for the three and six months ended June 30, 2014. Expenses consisted of professional services related to investment banker and legal fees, occupancy expenses related to the planned consolidation of the First Federal Peters and Washington branches into nearby Community Bank branches, and audit and accounting fees. The Company expects to incur additional expenses prior to the completion of the transaction including, but not limited to, compensation expense related to stock options and awards as well as severance and change in control agreement payments, additional investment banker, legal and other professional fees and fees related to the early termination of data processing and various other contracts.

On April 21, 2014, a class action complaint, captioned Sutton v. FedFirst Financial Corp., et al., was filed under Case No. 24C14002331, in the Circuit Court in Baltimore City, Maryland, against the Company, each of FedFirst Financial’s directors, and CB Financial. The complaint alleges, among other things, that the FedFirst Financial directors breached their fiduciary duties to FedFirst Financial and its stockholders by agreeing to sell to CB Financial without first taking steps to ensure that FedFirst Financial stockholders would obtain adequate, fair and maximum consideration under the circumstances, by agreeing to terms with CB Financial that benefit themselves and/or CB Financial without regard for the FedFirst Financial stockholders and by agreeing to terms with CB Financial that discourages other bidders. The plaintiff also alleges that CB Financial aided and abetted the FedFirst Financial directors’ breaches of fiduciary duties. The complaint seeks, among other things, an order declaring the Merger Agreement unenforceable and rescinding and invalidating the Merger Agreement, an order enjoining the defendants from consummating the merger, as well as attorneys’ and experts’ fees and certain other damages. On June 20, 2014, the Company and the individual defendants filed a Motion to Dismiss the complaint. On July 29, 2014 the plaintiff filed an amended complaint adding an additional claim that the Form S-4 filed by CB Financial in connection with the merger contains material misstatements and omissions. The Company now has until August 13, 2014 to amend its Motion to Dismiss to address the additional claims.  A hearing date has not been set. The Company believes the factual allegations in the complaint, as amended, are without merit and is defending vigorously against the allegations in the complaint.

Note 3.  Recent Accounting Pronouncements

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

ASU 2014-04 Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.  In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure, to reduce diversity in practice by clarifying when an in substance repossession of foreclosure occurs, that is, when a creditor should be considered to have received physical possession of a residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on the Company’s financial condition and results of operation.

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

ASU 2014-08 Presentation of Financial Statements and Property, Plant, and Equipment. In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment, to amend the definition of discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. The FASB issued the ASU to provide more decision-useful information to users and to elevate the threshold for a disposal transaction to qualify as a discontinued operation. This ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial condition and results of operations.

ASU 2014-09 Revenue from Contracts with Customers. In May 2014, the FASB issued 2014-09 Revenue from Contracts with Customers which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity will identify the contract(s) with a customer (step 1), identify the performance obligations in the contract (step 2), determine the transaction price (step 3), allocate the transaction price to the performance obligations in the contract (step 4), and recognize revenue when (or as) the entity satisfies a performance obligation (step 5). The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. The ASU requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016. Early application is not permitted. The Company has not yet determined the impact the adoption of this ASU will have on its financial condition and results of operations.

ASU 2014-11 Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. It also requires additional disclosures about repurchase agreements and other similar transactions. The amendments in this ASU and disclosure for certain transactions accounted for as a sale are effective for the first interim or annual period beginning after December 15, 2014. The disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Earlier application is prohibited. The adoption of this ASU is not expected to have a material impact on the Company’s financial condition and results of operations.

ASU 2014-12 Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period This ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. No new disclosures are required under the ASU. The ASU’s guidance is effective for reporting periods (including interim periods) beginning after December 15, 2015. Early adoption is permitted. In addition, all entities will have the option of applying the guidance either prospectively or retrospectively. The adoption of this ASU is not expected to have a material impact on the Company’s financial condition and results of operations.

Note 4.  Securities

The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal bonds	$7,954	$217	$66	$8,105
Mortgage-backed - GSEs	6,763	524	-	7,287
REMICs	5,208	65	11	5,262
Corporate debt	3,996	-	280	3,716
Total securities available-for-sale	$23,921	$806	$357	$24,370

December 31, 2013
Municipal bonds	$7,988	$207	$225	$7,970
Mortgage-backed - GSEs	7,740	452	-	8,192
REMICs	6,946	98	25	7,019
Corporate debt	3,996	-	405	3,591
Total securities available-for-sale	$26,670	$757	$655	$26,772

The amortized cost and fair value of securities at June 30, 2014 by contractual maturity were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1	$1
Due from one to five years	2,070	2,252
Due from five to ten years	5,917	6,022
Due after ten years	15,933	16,095
Total	$23,921	$24,370

The following table presents gross unrealized losses and fair value of securities aggregated by category and length of time that individual securities have been in a continuous loss position at the dates indicated (dollars in thousands).

	Less than 12 months			12 months or more			Total
June 30, 2014	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Municipal bonds	-	$-	$-	2	$3,855	$66	2	$3,855	$66
REMICs	1	1,577	11	-	-	-	1	1,577	11
Corporate debt	-	-	-	3	3,716	280	3	3,716	280
Total securities temporarily impaired	1	$1,577	$11	5	$7,571	$346	6	$9,148	$357

	Less than 12 months			12 months or more			Total
December 31, 2013	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Municipal bonds	2	$4,147	$142	1	$1,058	$83	3	$5,205	$225
REMICs	3	2,532	25	-	-	-	3	2,532	25
Corporate debt	-	-	-	3	3,591	405	3	3,591	405
Total securities temporarily impaired	5	$6,679	$167	4	$4,649	$488	9	$11,328	$655

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

Municipal Bonds – At June 30, 2014, the Company had two municipal bonds with an unrealized loss of $66,000 in an unrealized loss position of 12 months or more. An evaluation was performed on each bond. For one bond, there were no events to indicate deterioration in credit with unchanged, investment grade credit ratings. The Company believes the unrealized loss on this bond is due to market conditions, specifically interest rates impacting the value of the bonds. For the second bond, the credit rating was initially downgraded in 2012 primarily due to budgetary challenges and more recently in July 2013 primarily due to accreditation concerns; however the credit rating remains investment grade and the strong income indicators of the economic base and sound financial policies and practices of the municipality, and the municipality’s ability to levy a property tax that is sufficient to be used for bond payment are expected to allow it to repay debt and meet its contractual obligations. Therefore, the Company believes the unrealized loss of this bond is due to changes in market conditions. The Company does not intend to sell the bonds and it is more likely than not that the Company will not be required to sell the bonds before recovery. The Company expects to recover the entire amortized cost basis and concluded that there was no OTTI on these bonds at June 30, 2014.

Corporate Debt – At June 30, 2014, the Company had three securities that were in an unrealized loss position for 12 months or more at an amount of $280,000. These securities consist of two pools of trust preferred corporate debt obligations (“CDOs”) collateralized by the trust preferred securities of insurance companies in the United States. These securities were downgraded from their original rating issuance to below investment grade in 2009 after purchase. Credit rating downgrades and market uncertainties are factors contributing to the unrealized losses on these securities.

The following table provides additional information related to the Company’s CDOs at June 30, 2014 (dollars in thousands).

Pool	Class	Tranche	Amortized Cost	Fair Value	Unrealized Loss	S&P Rating	Current Number of Insurance Companies	Total Collateral	Current Deferrals and Defaults	Performing Collateral	Additional Immediate Deferrals / Defaults Before Causing an Interest Shortfall (a)	Additional Immediate Deferrals / Defaults Before Causing a Break in Yield (b)
I-PreTSL I	Mezzanine	B-3	$ 1,500	$ 1,329	$ (171)	CCC-	16	$ 188,300	$ 32,500	$ 155,800	$ 104,044	$ 46,500
I-PreTSL II	Mezzanine	B-3	2,496	2,387	(109)	BB+	21	255,500	24,500	231,000	193,901	102,000
			$ 3,996	$ 3,716	$ (280)

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

These securities are evaluated for OTTI by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. None of these securities are projecting a cash flow disruption, nor have any of these securities experienced a cash flow disruption. Additionally, reports are reviewed that provide information for the amount of deferral/defaults that would have to occur to prevent the tranche from collecting contractual cash flows (principal and interest). These securities have a strong credit profile based on the stress analysis which found I-PreTSL I and I-PreTSL II could withstand an immediate default of up to 30% and 44%, respectively, of the remaining performing collateral and still expect to receive all contractual cashflows. The Company also reviewed each of the issues’ collateral participants, including their financial condition, ratings provided by A. M. Best (for insurance companies), and adverse conditions specifically related to industry or geographic area. This information did not suggest additional deferrals or defaults in the future that would result in the securities not receiving all of their contractual cash flows. Based on the analysis performed and the fact that the Company does not expect to sell these securities, and because it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company concluded that there was no OTTI on these securities at June 30, 2014.

In December 2013, the OCC adopted final regulations implementing section 619 of the Dodd-Frank Wall Street Reform and Protection Act, commonly known as the “Volcker Rule”, which restricts the ability of a banking entity to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund (referred to as a “covered fund”). A banking entity must divest its holding in covered funds by July 15, 2015. A covered fund is defined to include any issuer that would be an investment company under the Investment Company Act of 1940, but relies on the exemption for funds sold to fewer than 100 investors or the exemption for funds sold only to qualified purchasers. An issuer that could rely on a different exemption from the definition of investment company under the Investment Company Act would not be considered a covered fund, and therefore would not be subject to the Volcker Rule. In particular, the federal banking regulators have noted that some issuers of CDOs may qualify for exemption under Investment Company Act Rule 3a-7, which exempts non-managed fixed income funds from the definition of investment company. Therefore, if the issuer meets the requirements of Rule 3a-7, the CDOs will not be subject to the Volcker Rule. Based on our review, the CDOs held by the Bank as of June 30, 2014 satisfy all conditions for relying on the exemption under Investment Company Act Rule 3a-7, and therefore are not considered a covered fund that require divesture by July 15, 2015. The CDOs were in an unrealized loss position of $280,000 at June 30, 2014.

Other Securities – This category may include mortgage-backed securities and REMICS. At June 30, 2014, the Company had one REMIC security that was issued and backed by a Government-Sponsored Enterprise (“GSE”) with an unrealized loss of $11,000. The security was in an unrealized loss position for less than 12 months. The Company believes the unrealized loss of the security is due to changes in market interest rates or changes in market conditions as there was no indication that the issuers were having financial difficulties. The Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before its recovery. The Company expects to recover the entire amortized cost basis of the security and concluded that there was no OTTI at June 30, 2014.

Note 5.  Loans

The following table sets forth the composition of our loan portfolio at the dates indicated (dollars in thousands).

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Real estate-mortgage:
One- to four-family residential
Originated	$105,247	35.4%	$104,870	37.1%
Purchased	6,076	2.0	6,888	2.4
Total one- to four-family residential	111,323	37.4	111,758	39.5

Multi-family
Originated	7,310	2.5	7,083	2.5
Purchased	3,238	1.1	3,768	1.3
Total multi-family	10,548	3.6	10,851	3.8

Commercial	69,700	23.4	61,889	21.9
Total real estate-mortgage	191,571	64.4	184,498	65.2

Real estate-construction:
Residential	3,805	1.3	3,337	1.2
Commercial	18,016	6.1	15,979	5.7
Total real estate-construction	21,821	7.4	19,316	6.9

Consumer:
Home equity
Loan-to-value ratio of 80% or less	45,826	15.4	47,543	16.9
Loan-to-value ratio of greater than 80%	9,052	3.0	9,247	3.3
Total home equity	54,878	18.4	56,790	20.2

Other	1,579	0.5	1,666	0.6
Total consumer	56,457	18.9	58,456	20.8

Commercial business	27,594	9.3	20,023	7.1
Total loans	$297,443	100.0%	$282,293	100.0%

Net premiums on loans purchased	81		93
Net deferred loan costs	322		351
Loans in process	(10,174)		(10,617)
Allowance for loan losses	(3,612)		(3,308)
Loans, net	$284,060		$268,812

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated (dollars in thousands).

	June 30, 2014			December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due
Real estate - mortgage:
One- to four-family residential
Originated	$-	$260	$1,348	$1,012	$427	$627
Purchased	-	-	307	-	-	307
Total one- to four-family residential	-	260	1,655	1,012	427	934
Commercial	28	-	467	30	-	493
Total real estate - mortgage	28	260	2,122	1,042	427	1,427

Real estate - construction:
Residential	-	-	-	715	-	-

Consumer:
Home equity
Loan-to-value ratio of 80% or less	17	-	66	1	-	-
Loan-to-value ratio of greater than 80%	291	-	47	144	158	30
Total home equity	308	-	113	145	158	30
Other	64	4	-	-	3	-
Total consumer	372	4	113	145	161	30

Total delinquencies	$400	$264	$2,235	$1,902	$588	$1,457

Nonperforming Assets.  The following table provides information with respect to our nonperforming assets at the dates indicated (dollars in thousands).

	June 30, 2014		December 31, 2013
	Number of Contracts	Amount	Number of Contracts	Amount
Nonaccrual loans:
Real estate - mortgage:
One- to four-family residential
Originated	7	$2,306	4	$1,595
Purchased	4	307	4	307
Total one- to four-family residential	11	2,613	8	1,902

Commercial	2	467	2	493
Total real estate - mortgage	13	3,080	10	2,395

Consumer:
Home equity
Loan-to-value ratio of 80% or less	2	66	-	-
Loan-to-value ratio of greater than 80%	2	47	1	30
Total home equity	4	113	1	30

Total nonaccrual loans	17	3,193	11	2,425

Accruing loans past due 90 days or more	-	-	-	-
Total nonaccrual loans and accruing loans past due 90 days or more	17	3,193	11	2,425
Real estate owned	-	-	1	126
Total nonperforming assets	17	$3,193	12	$2,551

Troubled debt restructurings
In nonaccrual status	1	958	1	968
Performing under modified terms	8	2,301	8	2,358
Troubled debt restructurings	9	$3,259	9	$3,326

Total nonperforming loans to total loans		1.07%		0.86%
Total nonperforming assets to total assets		0.96		0.80
Total nonperforming assets and troubled debt restructurings performing under modified terms to total assets		1.66		1.54

Troubled Debt Restructurings.  A loan whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties is considered a troubled debt restructuring (“TDR”). TDRs typically are the result of our loss mitigation activities whereby concessions are granted to minimize loss and avoid foreclosure or repossession of collateral. The concessions granted for the TDRs in our portfolio primarily consist of, but are not limited to, capitalization of principal and interest due, reverting from payment of principal and interest to interest-only, or extending a maturity date through a signed forbearance agreement. Certain TDRs were placed in nonaccrual status at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period which is generally six consecutive months. Loans that were current at the time of classification remained on an accrual basis and are monitored to ensure restructured contractual terms are met.

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

There were no loans modified as a TDR during the three and six months ended June 30, 2014 and 2013.

During the three and six months ended June 30, 2014, no loans classified as a TDR were paid off.  During the three and six months ended June 30, 2013, one commercial real estate loan TDR with a balance of $76,000 was paid off.

Impaired Loans.  The following tables summarize information in regards to impaired loans by loan portfolio class at the dates indicated (dollars in thousands).

June 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded
One- to four-family originated residential	$1,493	$1,493	$-	$1,499	$28
Commercial real estate	2,635	2,648	-	2,676	76
Home equity (loan-to-value ratio of 80% or less)	397	397	-	401	9
Total impaired loans	$4,525	$4,538	$-	$4,576	$113

December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded
One- to four-family originated residential	$1,505	$1,505	$-	$1,515	$65
Commercial real estate	2,705	2,705	-	2,742	149
Home equity (loan-to-value ratio of 80% or less)	405	405	-	409	10
Total impaired loans	$4,615	$4,615	$-	$4,666	$224

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

Allowance on Impaired Loans. We establish an allowance for loans that are individually evaluated and determined to be impaired. The amount of impairment is determined by the difference between the present value of the expected cash flows related to the loan, using current interest rates and its recorded value, or, as a practical measure in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans less estimated selling costs. At June 30, 2014, there were seven loan relationships that were individually evaluated for impairment, of which five were considered TDRs. TDR and impaired loan activity and any related specific allowances were previously discussed in the “Troubled Debt Restructurings” and “Impaired Loans” sections.

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

We also consider qualitative or environmental factors that are likely to cause estimated credit losses associated with the Bank’s existing portfolio to differ from historical loss experience. Our historical loss experience and qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in our loan portfolio and economy. At June 30, 2014, we utilized the three most recent years of loss history and periods where we did not experience any losses were excluded from determining the historical average loss for each loan class. Certain historical loss factors are annually adjusted when another complete year of loss history is available in order to incorporate recent loss experience in the allowance calculation.

The following table summarizes the activity in the allowance for loan losses for the three and six months ended June 30, 2014 (dollars in thousands).

	Real estate - mortgage					Real estate-construction		Consumer
	One- to four-family							Home equity (loan- to-value ratio of
	residential		Multi-family					80%	greater	Other	Commercial
	(originated)	(purchased)	(originated)	(purchased)	Commercial	Residential	Commercial	or less)	than 80%)	Consumer	business	Unallocated	Total

Loan Balance	$105,247	$6,076	$7,310	$3,238	$69,700	$3,805	$18,016	$45,826	$9,052	$1,579	$27,594		$297,443

Allowance for loan losses:
March 31, 2014	$418	$275	$113	$34	$1,095	$9	$113	$469	$263	$11	$456	$131	$3,387
Charge-offs	-	-	-	-	-	-	-	-	-	-	-	-	-
Recoveries	3	-	-	-	-	-	-	-	2	-	-	-	5
Provision	85	(18)	-	(5)	51	(3)	37	(4)	(2)	(1)	85	(5)	220
June 30, 2014	$506	$257	$113	$29	$1,146	$6	$150	$465	$263	$10	$541	$126	$3,612

December 31, 2013	$432	$286	$114	$34	$1,025	$6	$103	$475	$268	$11	$432	$122	$3,308
Charge-offs	-	-	-	-	-	-	-	-	-	-	-	-	-
Recoveries	6	-	-	-	-	-	-	-	3	-	-	-	9
Provision	68	(29)	(1)	(5)	121	-	47	(10)	(8)	(1)	109	4	295
June 30, 2014	$506	$257	$113	$29	$1,146	$6	$150	$465	$263	$10	$541	$126	$3,612

Collectively evaluated on historical loss experience	$113	$126	$-	$-	$62	$-	$-	$29	$86	$5	$26	$-	$447
Collectively evaluated on qualitative factors	393	131	113	29	1,084	6	150	436	177	5	515	-	3,039
Unallocated	-	-	-	-	-	-	-	-	-	-	-	126	126

Total allowance for loan losses	$506	$257	$113	$29	$1,146	$6	$150	$465	$263	$10	$541	$126	$3,612

Percent of Allowance	14.0%	7.1%	3.1%	0.8%	31.7%	0.1%	4.2%	12.9%	7.3%	0.3%	15.0%	3.5%	100.0%

Percent of Loans (1)	35.4%	2.0%	2.5%	1.1%	23.4%	1.3%	6.1%	15.4%	3.0%	0.5%	9.3%		100.0%

(1)	Represents percentage of loans in each category to total loans.

The following table summarizes the activity in the allowance for loan losses for the three and six months ended June 30, 2013 (dollars in thousands).

	Real estate - mortgage					Real estate-construction		Consumer
	One- to four-family							Home equity (loan- to-value ratio of
	residential		Multi-family					80%	greater	Other	Commercial
	(originated)	(purchased)	(originated)	(purchased)	Commercial	Residential	Commercial	or less)	than 80%)	Consumer	business	Unallocated	Total

Loan Balance	$104,637	$7,954	$10,706	$3,830	$49,189	$1,883	$15,194	$45,736	$8,914	$1,730	$17,339		$267,112

Allowance for loan losses:
March 31, 2013	$448	$340	$33	$102	$807	$3	$18	$464	$264	$18	$263	$103	$2,886
Charge-offs	(12)	(4)	-	-	-	-	-	-	(35)	-	-	-	(51)
Recoveries	3	-	-	-	9	-	-	-	1	-	-	-	13
Provision	18	(36)	(1)	(9)	37	-	5	11	54	-	22	64	165
June 30, 2013	$457	$300	$32	$93	$853	$3	$23	$475	$284	$18	$285	$167	$2,990

December 31, 2012	$466	$372	$33	$102	$802	$3	$8	$434	$246	$19	$245	$156	$2,886
Charge-offs	(12)	(33)	-	-	-	-	-	-	(35)	-	-	-	(80)
Recoveries	6	-	-	-	9	-	-	-	1	3	-	-	19
Provision	(3)	(39)	(1)	(9)	42	-	15	41	72	(4)	40	11	165
June 30, 2013	$457	$300	$32	$93	$853	$3	$23	$475	$284	$18	$285	$167	$2,990

Collectively evaluated on historical loss experience	$130	$134	$-	$58	$97	$-	$-	$65	$111	$13	$10	$-	$618
Collectively evaluated on qualitative factors	327	166	32	35	756	3	23	410	173	5	275	-	2,205
Unallocated	-	-	-	-	-	-	-	-	-	-	-	167	167

Total allowance for loan losses	$457	$300	$32	$93	$853	$3	$23	$475	$284	$18	$285	$167	$2,990

Percent of Allowance	15.3%	10.0%	1.1%	3.1%	28.5%	0.1%	0.8%	15.9%	9.5%	0.6%	9.5%	5.6%	100.0%

Percent of Loans (1)	39.2%	3.0%	4.0%	1.4%	18.4%	0.7%	5.7%	17.2%	3.3%	0.6%	6.5%		100.0%

(1)	Represents percentage of loans in each category to total loans.

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

	Real estate - mortgage					Real estate-construction		Consumer
	One- to four-family							Home equity (loan- to-value ratio of
	residential		Multi-family					80%	greater	Other	Commercial	Total
June 30, 2014	(originated)	(purchased)	(originated)	(purchased)	Commercial	Residential	Commercial	or less)	than 80%)	Consumer	business	loans
Grade:
Pass	$102,941	$5,769	$5,492	$3,238	$66,952	$3,805	$18,016	$45,163	$9,005	$1,579	$25,860	$287,820
Special Mention	-	-	1,818	-	544	-	-	-	-	-	1,734	4,096
Substandard	2,306	307	-	-	2,204	-	-	663	47	-	-	5,527
Total	$105,247	$6,076	$7,310	$3,238	$69,700	$3,805	$18,016	$45,826	$9,052	$1,579	$27,594	$297,443

	Real estate - mortgage					Real estate-construction		Consumer
	One- to four-family							Home equity (loan- to-value ratio of
	residential		Multi-family					80%	greater	Other	Commercial	Total
December 31, 2013	(originated)	(purchased)	(originated)	(purchased)	Commercial	Residential	Commercial	or less)	than 80%)	Consumer	business	loans
Grade:
Pass	$103,275	$6,581	$5,231	$3,768	$58,311	$3,337	$15,979	$46,934	$9,217	$1,666	$17,964	$272,263
Special Mention	-	-	1,852	-	676	-	-	-	-	-	2,059	4,587
Substandard	1,595	307	-	-	2,902	-	-	609	30	-	-	5,443
Total	$104,870	$6,888	$7,083	$3,768	$61,889	$3,337	$15,979	$47,543	$9,247	$1,666	$20,023	$282,293

Note 6.  Deposits

Deposits are summarized as follows (dollars in thousands).

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$31,502	13.6%	$27,247	12.4%
Interest-bearing demand deposits	34,787	15.0	30,733	14.0
Savings accounts	25,094	10.8	24,415	11.1
Money market accounts	57,189	24.7	48,746	22.2
Certificates of deposit	82,905	35.9	88,091	40.3
Total deposits	$231,477	100.0%	$219,232	100.0%

Note 7.  Borrowings

We utilize borrowings as a supplemental source of funds for loans and securities. The primary sources of borrowings are FHLB advances and, to a limited extent, repurchase agreements. At June 30, 2014, we had $46.0 million of FHLB advances and at December 31, 2013, we had $45.9 million of borrowings of which $42.9 million were FHLB advances and $3.0 million were repurchase agreements. At June 30, 2014 and December 31, 2013, our FHLB advances were comprised of fixed rate advances.

The following table sets forth borrowings based on their stated maturities and weighted average rates at the dates indicated.

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Due in one year or less	$34,000	0.43%	$33,860	1.81%
Due in one to two years	12,000	3.82	12,000	3.82
Advances	$46,000		$45,860
Less: deferred premium on modification	(182)		(269)
Total advances	$45,818	1.32%	$45,591	2.34%

The following table sets forth information concerning our borrowings for the periods indicated.

(Dollars in thousands)	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Maximum amount outstanding at any month end during the period	$45,818	$46,338
Average amount outstanding during the period	40,963	37,784
Weighted average rate during the period	2.45%	3.37%

Note 8.  (Loss) Earnings Per Share

Basic (loss) earnings per common share is calculated by dividing FedFirst Financial’s net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

The following table sets forth basic and diluted (loss) earnings per common share at the dates indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013

Net (loss) income of FedFirst Financial Corporation	$(276)	$576	$258	$1,370
Weighted-average shares outstanding:
Basic	2,231,561	2,446,186	2,232,304	2,450,894
Effect of dilutive stock options andrestrictive stock awards	-	33,648	53,734	27,328
Diluted	2,231,561	2,479,834	2,286,038	2,478,222

(Loss) earnings per share:
Basic	$(0.12)	$0.24	$0.12	$0.56
Diluted	(0.12)	0.23	0.11	0.55

The dilutive effect on average shares outstanding is the result of stock options outstanding and restricted stock. For the three months ended June 30, 2014, options to purchase 288,163 shares of common stock were considered dilutive. For the three months ended June 30, 2013, options to purchase 139,983 shares of common stock at a weighted average exercise price of $19.30 per share were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. For the six months ended June 30, 2014 and 2013, options to purchase 52,556 and 139,983 shares of common stock, respectively, at a weighted average exercise price of $21.35 and $19.30 per share, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Note 9.  Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could realize in a sale transaction on the dates indicated. The estimated fair value amounts were measured as of June 30, 2014 and December 31, 2013 and were not re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to June 30, 2014 and December 31, 2013 may be different than the amounts reported at each period end.

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

In some instances, the fair value of certain securities cannot be determined using these techniques due to the lack of relevant market data. As such, these securities are valued using an alternative technique and classified within Level 3 of the fair value hierarchy. At June 30, 2014, Level 3 includes three corporate debt securities with a fair value of $3.7 million.

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

(Dollars in thousands)	June 30, 2014	December 31, 2013
Significant other observable inputs (Level 2)
Securities available-for-sale
Municipal bonds	$8,105	$7,970
Mortgage-backed - GSEs	7,287	8,192
REMICs	5,262	7,019
Total significant other observerable inputs (Level 2)	20,654	23,181

Significant unobservable inputs (Level 3)
Securities available-for-sale
Corporate debt	3,716	3,591
Total significant unobservable inputs (Level 3)	3,716	3,591
Total securities available-for-sale	$24,370	$26,772

Total assets measured at fair value on a recurring basis	$24,370	$26,772

(Dollars in thousands)	Significant Unobservable Inputs (Level 3)
December 31, 2012	$1,882
Total unrealized gains included in other comprehensive income	1,708
Discount accretion	1
December 31, 2013	$3,591
Total unrealized gains included in other comprehensive income	125
June 30, 2014	$3,716

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

For Level 3 assets measured at fair value on a recurring basis as of June 30, 2014, the following table sets forth the significant unobservable inputs used in the fair value measurements.

(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring basis
Securities available-for-sale:
Corporate debt	$3,716	Discounted cash flow	Average probability of default	0.72%
			Correlation for issuers in the same industry	50%
			Deferral/default recovery rate on currently defaulted/deferring assets and projected defaults	0%
			Prepayment	0%

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013.

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

The following table sets forth the carrying amount and estimated fair value of financial instruments at the dates indicated (dollars in thousands).

	Carrying	Estimated	Fair Value Measurements
June 30, 2014	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$4,714	$4,714	$4,714	$-	$-
Securities available-for-sale	24,370	24,370	-	20,654	3,716
Loans, net	284,060	290,652	-	-	290,652
FHLB stock	2,632	2,632	-	2,632	-
Accrued interest receivable	1,006	1,006	-	1,006	-

Financial liabilities:
Deposits	231,477	231,833	-	231,833	-
Borrowings	45,818	46,276	-	46,276	-
Accrued interest payable	182	182	-	182	-

	Carrying	Estimated	Fair Value Measurements
December 31, 2013	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$5,552	$5,552	$5,552	$-	$-
Securities available-for-sale	26,772	26,772	-	23,181	3,591
Loans, net	268,812	271,038	-	-	271,038
FHLB stock	2,589	2,589	-	2,589	-
Accrued interest receivable	993	993	-	993	-

Financial liabilities:
Deposits	219,232	219,538	-	219,538	-
Borrowings	45,591	46,446	-	46,446	-
Accrued interest payable	251	251	-	251	-

Note 10.  Other Comprehensive Income (Loss)

The following table sets forth the tax effects allocated to each component of the Company’s other comprehensive income (loss) at the dates indicated (dollars in thousands).

Three Months Ended June 30, 2014	Before Income Tax Expense (Benefit)	Income Tax Expense (Benefit)	Net of Income Tax Expense (Benefit)

Other comprehensive income:
Unrealized gain on securities available-for-sale	$204	$80	$124

Three Months Ended June 30, 2013

Other comprehensive loss:
Unrealized loss on securities available-for-sale	$(191)	$(75)	$(116)

Six Months Ended June 30, 2014

Other comprehensive income:
Unrealized gain on securities available-for-sale,	$347	$136	$211

Note 11.  Segment Reporting

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

	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated

June 30, 2014
Assets	$330,851	$1,375	$50,853	$(52,124)	$330,955
Liabilities	284,265	667	107	(4,905)	280,134
Stockholders' equity	46,586	708	50,746	(47,219)	50,821

December 31, 2013
Assets	$319,381	$1,438	$51,773	$(53,565)	$319,027
Liabilities	273,457	578	27	(6,886)	267,176
Stockholders' equity	45,924	860	51,746	(46,679)	51,851

Three Months Ended June 30, 2014
Total interest income	$3,269	$-	$18	$(18)	$3,269
Total interest expense	548	-	-	(18)	530
Net interest income	2,721	-	18	-	2,739
Provision for loan losses	220	-	-	-	220
Net interest income after provision for loan losses	2,501	-	18	-	2,519
Noninterest income	228	918	-	-	1,146
Noninterest expense	3,311	670	116	-	4,097
Undistributed net income of subsidiary	145	-	(211)	66	-
Income (loss) before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	(437)	248	(309)	66	(432)
Income tax expense (benefit)	(255)	103	(33)	-	(185)
Net income (loss) before noncontrolling interest in net income of consolidated subsidiary	(182)	145	(276)	66	(247)
Less: Noncontrolling interest in net income of consolidated subsidiary	29	-	-	-	29
Net income (loss) of FedFirst Financial Corporation	$(211)	$145	$(276)	$66	$(276)

Six Months Ended June 30, 2014
Total interest income	$6,489	$-	$37	$(37)	$6,489
Total interest expense	1,157	-	-	(37)	1,120
Net interest income	5,332	-	37	-	5,369
Provision for loan losses	295	-	-	-	295
Net interest income after provision for loan losses	5,037	-	37	-	5,074
Noninterest income	437	1,708	-	-	2,145
Noninterest expense	5,256	1,303	217	-	6,776
Undistributed net income of subsidiary	234	-	377	(611)	-
Income (loss) before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	452	405	197	(611)	443
Income tax expense (benefit)	28	171	(61)	-	138
Net income (loss) before noncontrolling interest in net income of consolidated subsidiary	424	234	258	(611)	305
Less: Noncontrolling interest in net income of consolidated subsidiary	47	-	-	-	47
Net income (loss) of FedFirst Financial Corporation	$377	$234	$258	$(611)	$258

(Dollars in thousands)	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated
Three Months Ended June 30, 2013
Total interest income	$3,282	$-	$21	$(21)	$3,282
Total interest expense	702	-	-	(21)	681
Net interest income	2,580	-	21	-	2,601
Provision for loan losses	165	-	-	-	165
Net interest income after provision for loan losses	2,415	-	21	-	2,436
Noninterest income	348	736	-	-	1,084
Noninterest expense	1,866	646	80	-	2,592
Undistributed net income of subsidiary	51	-	615	(666)	-
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	948	90	556	(666)	928
Income tax expense (benefit)	323	39	(20)	-	342
Net income before noncontrolling interest in net income of consolidated subsidiary	625	51	576	(666)	586
Less: Noncontrolling interest in net income of consolidated subsidiary	10	-	-	-	10
Net income of FedFirst Financial Corporation	$615	$51	$576	$(666)	$576

Six Months Ended June 30, 2013
Total interest income	$6,526	$-	$42	$(42)	$6,526
Total interest expense	1,437	-	-	(42)	1,395
Net interest income	5,089	-	42	-	5,131
Provision for loan losses	165	-	-	-	165
Net interest income after provision for loan losses	4,924	-	42	-	4,966
Noninterest income	603	1,750	-	-	2,353
Noninterest expense	3,748	1,302	154	-	5,204
Undistributed net income of subsidiary	261	-	1,444	(1,705)	-
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	2,040	448	1,332	(1,705)	2,115
Income tax expense (benefit)	544	187	(38)	-	693
Net income before noncontrolling interest in net income of consolidated subsidiary	1,496	261	1,370	(1,705)	1,422
Less: Noncontrolling interest in net income of consolidated subsidiary	52	-	-	-	52
Net income of FedFirst Financial Corporation	$1,444	$261	$1,370	$(1,705)	$1,370

Note 12.  Stock Based Compensation

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

The Company recognizes expense associated with the awards over the five-year vesting period in accordance with ASC 718 Compensation - Stock Compensation and ASC 505-50 Equity-Based Payments to Non-Employees. Compensation expense was $80,000 for the three months ended June 30, 2014 compared to $75,000 for the three months ended June 30, 2013. For the six months ended June 30, 2014, compensation expense was $160,000 compared to $122,000 for the six months ended June 30, 2013. As of June 30, 2014, there was $1.0 million of total unrecognized compensation cost related to nonvested stock-based compensation compared to $1.2 million at December 31, 2013. The compensation expense at June 30, 2014 is expected to be recognized ratably over the weighted average remaining service period of 3.5 years.

	Stock Options
Stock-Based Compensation	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at December 31, 2013	294,081	$16.44	7.08
Expired	(5,918)	21.35
Outstanding at June 30, 2014	288,163	$16.34	6.68

Exercisable at June 30, 2014	133,507	$17.23	4.94

	Stock Options		Restricted Stock Awards
	Number of Shares	Fair-Value Price	Number of Shares	Fair-Value Price
Nonvested at December 31, 2013	175,390	$3.37	46,715	$16.80
Vested	(20,734)	3.56	(7,198)	15.65
Nonvested at June 30, 2014	154,656	$3.34	39,517	$17.01

Note 13.  Related Parties

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include the following: interest rate trends; the general economic climate in the market area in which FedFirst Financial operates, as well as nationwide; FedFirst Financial’s ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation; the requisite shareholder or regulatory approval of the proposed merger with CB Financial may not be received or other conditions to the completion of the merger might not be satisfied or waived; operations will continue to be impacted until the merger transaction is either consummated or terminated. Additional factors that may affect our results are discussed in FedFirst Financial’s Annual Report on Form 10-K under “Item 1A. Risk Factors” and in this Quarterly Report on Form 10-Q under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. FedFirst Financial assumes no obligation to update any forward-looking statements.

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

Balance Sheet Analysis

Assets.  Total assets at June 30, 2014 were $331.0 million, an increase of $11.9 million, or 3.7%, from total assets of $319.0 million at December 31, 2013. During the six months ended June 30, 2014, funds generated from deposit growth and security paydowns were used to fund loan growth.

Securities available-for-sale decreased $2.4 million, or 9.0%, to $24.4 million at June 30, 2014 compared to $26.8 million at December 31, 2013. The decrease was primarily the result of paydowns.

Loans, net, increased $15.2 million, or 5.7%, to $284.1 million at June 30, 2014 compared to $268.8 million at December 31, 2013 primarily due to increases of $7.8 million in commercial real estate loans and $7.6 million in commercial business loans as well as disbursements on constructions loans partially offset by a decrease of $1.9 million in home equity loans. The Bank continues to change the mix in the loan portfolio by emphasizing growth in commercial loans.

Liabilities.  Total liabilities at June 30, 2014 were $280.1 million, compared to $267.2 million at December 31, 2013, an increase of $13.0 million, or 4.8%.

Total deposits increased $12.2 million, or 5.6%, to $231.5 million at June 30, 2014 compared to $219.2 million at December 31, 2013. There were increases of $8.4 million in money market accounts, $4.3 million in noninterest-bearing demand deposits, and $4.1 million in interest-bearing demand deposits partially offset by a decrease of $5.2 million in certificates of deposit. During the current period, municipal customers made large deposits, some of which may be temporary. In addition, due to the low interest rate environment, the Bank has been selective on promotional interest rates and has concentrated its efforts on increasing noninterest-bearing accounts by building strong customer relationships. The decrease in certificates of deposit was primarily due to customer hesitancy to commit to long-term interest rates.

Borrowings increased $227,000, or 0.5%, to $45.8 million at June 30, 2014 compared to $45.6 million at December 31, 2013. In 2014, $13.0 million of borrowings at a weighted average rate of 3.59% matured and were replaced with short-term borrowings at lower interest rates.

Stockholders’ Equity.  Stockholders’ equity decreased $1.0 million to $50.8 million at June 30, 2014 compared to $51.9 million at December 31, 2013. During the period, the Company paid $884,000 in dividends to stockholders, including $567,000 related to a $0.25 per share special dividend, and purchased 41,483 shares of its common stock primarily through the Company’s completed stock repurchase program for $831,000. This was partially offset by $258,000 of net income for the six months ended June 30, 2014 and a $211,000 increase in accumulated other comprehensive income as a result of an increase in the unrealized gain position of the security portfolio.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Overview.  The Company had a net loss of $276,000 for the three months ended June 30, 2014 compared to net income of $576,000 for the three months ended June 30, 2013.

	Three Months Ended
	June 30,
(Dollars in thousands)	2014		2013
Net income of FedFirst Financial Corporation	$(276)		$576
Return on average assets	(0.34	) %	0.72%
Return on average equity	(2.13)		4.18
Average equity to average assets	15.82		17.32

Net Interest Income.  Net interest income for the three months ended June 30, 2014 increased $138,000, or 5.3%, to $2.7 million compared to $2.6 million for the three months ended June 30, 2013.

Interest income decreased $13,000, or 0.4%, and remained at $3.3 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Interest income on securities decreased $67,000 due to a decrease of $10.1 million in average balance primarily due to paydowns of REMIC and mortgage-backed securities. Interest income on loans increased $32,000 despite the effect of a one-time receipt in the prior period of $115,000 upon payoff of an impaired, nonaccrual commercial real estate loan. Interest received while the loan was on nonaccrual was applied to principal and was not recognized to interest income until payoff. As a result of this one-time item in the prior period and originations of commercial loans at lower yields in the current period, the average yield on loans decreased 36 basis points while the average balance of loans increased $23.6 million and included a change in loan composition with increases in commercial real estate, commercial business, and home equity loans partially offset by a decrease in multi-family and residential real estate loans. Other interest income increased $22,000 primarily due to an increase in FHLB stock dividends.

Interest expense decreased $151,000, or 22.2%, to $530,000 for the three months ended June 30, 2014 compared to $681,000 for the three months ended June 30, 2013. Interest expense on borrowings decreased $93,000 due to a decrease of 132 basis points in cost from the payoff of higher cost borrowings that were replaced with lower cost, short-term borrowings. Interest expense on deposits decreased $58,000 due to a decrease of 13 basis points in cost, primarily related to the repricing of maturing certificates of deposit to lower rates, partially offset by an increase of $5.0 million in average balance, primarily in lower cost, interest-bearing demand deposits..

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

	Three Months Ended June 30,
	2014			2013
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$277,892	$3,050	4.39%	$254,319	$3,018	4.75%
Securities (3)(4)	24,653	213	3.46	34,723	280	3.23
Other interest-earning assets	6,315	26	1.65	9,692	4	0.17
Total interest-earning assets	308,860	3,289	4.26	298,734	3,302	4.42
Noninterest-earning assets	17,979			19,250
Total assets	$326,839			$317,984

Liabilities and
Stockholders' equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$35,121	6	0.07%	$24,251	5	0.08%
Savings accounts	25,112	3	0.05	24,626	3	0.05
Money market accounts	57,084	21	0.15	57,616	20	0.14
Certificates of deposit	85,303	273	1.28	91,174	333	1.46
Total interest-bearing deposits	202,620	303	0.60	197,667	361	0.73

Borrowings	39,321	227	2.31	35,253	320	3.63
Total interest-bearing liabilities	241,941	530	0.88	232,920	681	1.17

Noninterest-bearing liabilities	33,176			29,984
Total liabilities	275,117			262,904

Stockholders' equity	51,722			55,080
Total liabilities and
stockholders' equity	$326,839			$317,984

Net interest income		$2,759			$2,621

Interest rate spread			3.38%			3.25%
Net interest margin			3.57			3.51
Average interest-earning
assets to average
interest-bearing liabilities			127.66%			128.26%

(1)	Amount is net of deferred loan costs, loans in process and allowance for loan losses.
(2)	Amount includes nonaccrual loans in average balances only.
(3)	Amount does not include effect of unrealized gain (loss) on securities available-for-sale.
(4)	Includes municipal bonds; yield and interest are stated on a taxable equivalent basis.

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

	Three Months Ended June 30, 2014
	Compared To
	Three Months Ended June 30, 2013
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$270	$(238)	$32
Securities	(86)	19	(67)
Other interest-earning assets	(2)	24	22
Total interest-earning assets	182	(195)	(13)

Interest expense:
Deposits	8	(66)	(58)
Borrowings	33	(126)	(93)
Total interest-bearing liablities	41	(192)	(151)
Change in net interest income	$141	$(3)	$138

Provision for Loan Losses.  The provision for loan losses was $220,000 for the three months ended June 30, 2014 compared to $165,000 for the three months ended June 30, 2013. In the current period, the provision was impacted by commercial loan growth. Net recoveries for the three months ended June 30, 2014 were $5,000 compared to net charge-offs of $38,000 for the three months ended June 30, 2013.

Noninterest Income.  Noninterest income increased $62,000, or 5.7%, to $1.1 million for the three months ended June 30, 2014 and remained comparable to the three months ended June 30, 2013. Insurance commissions increased $182,000 primarily due to increases in contingency fee income and, to a lesser extent, commissions on commercial policies. This was partially offset by a $72,000 decrease in other noninterest income primarily due to the recognition of deferred income in the prior period from the payoff of a previously refinanced real estate owned property. In addition, fees and service charges income decreased $47,000 primarily due to prepayment fees received in the prior year from commercial loan payoffs.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Three Months Ended
	June 30,
(Dollars in thousands)	2014	2013
Compensation and employee benefits	$1,591	$1,580
Occupancy	296	278
FDIC insurance premiums	48	47
Data processing	172	160
Professional services	154	137
Advertising	110	123
Merger-related	1,387	-
Supplies	19	21
Telephone	12	12
Postage	30	26
Correspondent bank fees	15	11
Real estate owned	70	(8)
Amortization of intangibles	3	9
All other	190	196
Total noninterest expense	$4,097	$2,592

Noninterest expense increased $1.5 million, or 58.1%, to $4.1 million for the three months ended June 30, 2014 compared to $2.6 million for the three months ended June 30, 2013 primarily due to $1.4 million of merger-related expenses. Refer to Note 12 for further information on merger-related expenses. In addition, real estate owned expense increased $78,000 primarily due to a $75,000 loss on sale of a real estate owned property in the current period.

Income Tax (Benefit) Expense.  Income tax benefit for the three months ended June 30, 2014 was $185,000 compared to expense of $342,000 for the three months ended June 30, 2013, a decrease $527,000 primarily due to a $1.4 million decrease in net income before income tax expense. The effective tax rate was 42.8% for the three months ended June 30, 2014 compared to 36.9% for the three months ended June 30, 2013.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

Overview.  The Company had net income of $258,000 for the six months ended June 30, 2014 compared to $1.4 million for the six months ended June 30, 2013.

	Six Months Ended
	June 30,
(Dollars in thousands)	2014	2013
Net income of FedFirst Financial Corporation	$258	$1,370
Return on average assets	0.16%	0.86%
Return on average equity	1.00	5.01
Average equity to average assets	15.96	17.25

Net Interest Income. Net interest income for the six months ended June 30, 2014 increased $238,000, or 4.6%, to $5.4 million compared to $5.1 million for the six months ended June 30, 2013.

Interest income decreased $37,000, or 0.6%, to $6.5 million for the six months ended June 30, 2014 and remained comparable to the six months ended June 30, 2013. Interest income on securities decreased $179,000 due to a decrease of $12.4 million in average balance primarily due to paydowns of REMIC and mortgage-backed securities. Interest income on loans increased $109,000, despite the effect of a one-time receipt in the prior period of $115,000 upon payoff of an impaired, nonaccrual commercial real estate loan. Interest received while the loan was on nonaccrual was applied to principal and was not recognized to interest income until payoff. As a result of this one-time item in the prior period and originations of commercial loans at lower yields in the current period, the average yield on loans decreased 30 basis points while the average balance of loans increased $22.0 million and included a change in loan composition with increases in commercial real estate, commercial business, and home equity loans partially offset by a decrease in residential and multi-family real estate loans. Other interest income increased $33,000 primarily due to an increase in FHLB stock dividends.

Interest expense decreased $275,000, or 19.7%, to $1.1 million for the six months ended June 30, 2014 compared to $1.4  million for the six months ended June 30, 2013. Interest expense on borrowings decreased $149,000 due to a decrease of 86 basis points in cost from the payoff of higher cost borrowings that were replaced with lower cost, short-term borrowings. Interest expense on deposits decreased $126,000 due a decrease of 15 basis points in cost, primarily related to the repricing of maturing certificates of deposit to lower rates, partially offset by an increase of $4.4 million in average balance, primarily in lower cost, interest-bearing demand deposits.

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

	Six Months Ended June 30,
	2014			2013
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$273,796	$6,052	4.42%	$251,770	$5,943	4.72%
Securities (3)(4)	25,306	435	3.44	37,667	614	3.26
Other interest-earning assets	6,412	41	1.28	8,651	8	0.18
Total interest-earning assets	305,514	6,528	4.27	298,088	6,565	4.40
Noninterest-earning assets	17,569			18,884
Total assets	$323,083			$316,972

Liabilities and
Stockholders' equity:
Interest-bearing liablities:
Interest-bearing
demand deposits	$34,046	13	0.08%	$21,513	9	0.08%
Savings accounts	24,879	6	0.05	24,557	6	0.05
Money market accounts	53,116	39	0.15	56,402	41	0.15
Certificates of deposit	86,417	561	1.30	91,613	689	1.50
Total interest-bearing deposits	198,458	619	0.62	194,085	745	0.77

Borrowings	40,963	501	2.45	39,279	650	3.31
Total interest-bearing liabilities	239,421	1,120	0.94	233,364	1,395	1.20

Noninterest-bearing liabilities	32,108			28,936
Total liabilities	271,529			262,300

Stockholders' equity:	51,554			54,672
Total liabilities and
stockholders' equity	$323,083			$316,972

Net interest income		$5,408			$5,170

Interest rate spread			3.33%			3.20%
Net interest margin			3.54			3.47
Average interest-earning
assets to average
interest-bearing liabilities			127.61%			127.74%

(1)	Amount is net of deferred loan costs, loans in process and allowance for loan losses.
(2)	Amount includes nonaccrual loans in average balances only.
(3)	Amount does not include effect of unrealized gain (loss) on securities available-for-sale.
(4)	Includes municipal bonds; yield and interest are stated on a taxable equivalent basis.

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

	Six Months Ended June 30, 2014
	Compared To
	Six Months Ended June 30, 2013
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$501	$(392)	$109
Securities	(211)	32	(179)
Other interest-earning assets	(3)	36	33
Total interest-earning assets	287	(324)	(37)

Interest expense:
Deposits	23	(149)	(126)
Borrowings	26	(175)	(149)
Total interest-bearing liablities	49	(324)	(275)
Change in net interest income	$238	$-	$238

Provision for Loan Losses.  The provision for loan losses was $295,000 for the six months ended June 30, 2014 compared to $165,000 for the six months ended June 30, 2013. In the current period, the provision was impacted by commercial loan growth. Net recoveries for the six months ended June 30, 2014 were $9,000 compared to net charge-offs of $61,000 for the six months ended June 30, 2013.

Noninterest Income.  Noninterest income decreased $208,000, or 8.8%, to $2.1 million for the six months ended June 30, 2014 compared to $2.4 million for the six months ended June 30, 2013. Fees and service charges income decreased $92,000 primarily due to prepayment fees received in the prior year from commercial loan payoffs. Other noninterest income decreased $72,000 primarily due to the recognition of deferred income in the prior period from the payoff of a previously refinanced real estate owned property. In addition, insurance commissions decreased $42,000 primarily due to a decrease in contingency fee income partially offset by an increase in commissions on commercial policies.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Six Months Ended
	June 30,
(Dollars in thousands)	2014	2013
Compensation and employee benefits	$3,154	$3,100
Occupancy	621	578
FDIC insurance premiums	97	90
Data processing	344	325
Professional services	317	302
Advertising	247	262
Merger-related	1,387	-
Supplies	41	42
Telephone	24	24
Postage	60	60
Correspondent bank fees	26	20
Real estate owned	67	(15)
Amortization of intangibles	8	33
All other	383	383
Total noninterest expense	$6,776	$5,204

Noninterest expense increased $1.6 million, or 30.2%, to $6.8 million for the six months ended June 30, 2014 compared to $5.2 million for the six months ended June 30, 2013 primarily due to $1.4 million of merger-related expenses. Refer to Note 12 for further information on merger-related expenses. Real estate owned expense increased $82,000 primarily due to a $75,000 loss on the sale of a real estate owned property in the current period. Compensation and employee benefits expense increased $54,000 primarily due to an increase in stock-based and employee benefit expenses. Occupancy expenses increased $43,000 primarily due to strategic branch initiatives.

Income Tax Expense.  Income tax expense for the six months ended June 30, 2014 decreased $555,000 to $138,000 compared to $693,000 for the six months ended June 30, 2013 primarily due to a $1.7 million decrease in net income before income tax expense. The effective tax rate was 31.2% for the six months ended June 30, 2014 compared to 32.8% for the six months ended June 30, 2013.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2014, cash and cash equivalents totaled $4.7 million and unpledged securities available-for-sale, which provides an additional source of liquidity, totaled $19.0 million. In addition, at June 30, 2014, the maximum remaining borrowing capacity at the FHLB of Pittsburgh was approximately $115.4 million. We also have the ability to borrow from two unsecured discretionary lines of credit totaling $13.0 million. At June 30, 2014 and December 31, 2013, the Bank had no advances on the lines of credit.

Certificates of deposit due within 12 months of June 30, 2014 totaled $44.9 million, or 54.2% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and borrowings. We believe, however, based on past experience that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2014 and December 31, 2013, we exceeded all of our regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

The following table sets forth the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized (dollars in thousands).

					To Be Well
			For Capital		Capitalized
			Adequacy		Under Prompt
	Actual		Purposes		Corrective Action
June 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$47,999	20.90%	$18,370	8.00%	$22,962	10.00%
Tier 1 capital (to risk weighted assets)	45,120	19.65	9,185	4.00	13,777	6.00
Tier 1 capital (to adjusted total assets)	45,120	13.70	13,174	4.00	16,467	5.00
Tangible capital (to tangible assets)	45,120	13.70	4,940	1.50	N/A	N/A

December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$47,346	21.84%	$17,341	8.00%	$21,676	10.00%
Tier 1 capital (to risk weighted assets)	44,629	20.59	8,670	4.00	13,006	6.00
Tier 1 capital (to adjusted total assets)	44,629	14.06	12,697	4.00	15,872	5.00
Tangible capital (to tangible assets)	44,629	14.06	4,761	1.50	N/A	N/A

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

June 30,
(Dollars in thousands)	2014
Loans in process	$10,174
Standby letters of credit	20,515
Unused consumer revolving lines of credit	4,879
Unused commercial lines of credit	12,484
Commitments to originate one-to four- family residential loans	7,404
Commitments to originate consumer loans	195
Commitments to originate commercial loans	3,887
Total commitments outstanding	$59,538

For the three months ended June 30, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operation or cash flows.

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

There has been no change in FedFirst Financial’s internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, FedFirst Financial’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

On April 21, 2014, a class action complaint, captioned Sutton v. FedFirst Financial Corp., et al., was filed under Case No. 24C14002331, in the Circuit Court in Baltimore City, Maryland, against the Company, each of FedFirst Financial’s directors, and CB Financial. The complaint alleges, among other things, that the FedFirst Financial directors breached their fiduciary duties to FedFirst Financial and its stockholders by agreeing to sell to CB Financial without first taking steps to ensure that FedFirst Financial stockholders would obtain adequate, fair and maximum consideration under the circumstances, by agreeing to terms with CB Financial that benefit themselves and/or CB Financial without regard for the FedFirst Financial stockholders and by agreeing to terms with CB Financial that discourages other bidders. The plaintiff also alleges that CB Financial aided and abetted the FedFirst Financial directors’ breaches of fiduciary duties. The complaint seeks, among other things, an order declaring the Merger Agreement unenforceable and rescinding and invalidating the Merger Agreement, an order enjoining the defendants from consummating the merger, as well as attorneys’ and experts’ fees and certain other damages. On June 20, 2014, the Company and the individual defendants filed a Motion to Dismiss the complaint. On July 29, 2014 the plaintiff filed an amended complaint adding an additional claim that the Form S-4 filed by CB Financial in connection with the merger contains material misstatements and omissions. The Company now has until August 13, 2014 to amend its Motion to Dismiss to address the additional claims.  A hearing date has not been set. The Company believes the factual allegations in the complaint, as amended, are without merit and is defending vigorously against the allegations in the complaint.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company made the following purchases of its common stock during the three months ended June 30, 2014. Based upon state of incorporation, shares of common stock are retired upon purchase.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
April 1-30, 2014	283	$20.30	-	-

(1)
In April 2014, the Company purchased 283 shares that were not made pursuant to a publicly announced program. It was the Company’s obligation to purchase shares from participants in the Company’s Equity Incentive Plan to cover income taxes on vested shares.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

2.1
Agreement and Plan of Merger dated as of April 14, 2014, by and between FedFirst Financial Corporation and CB Financial Services, Inc., incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 16, 2014.

10.1
Amendment No. 1 to Stock Purchase Agreement dated as of May 29, 2002, by and between FedFirst Exchange Corporation and Richard B. Boyer, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 16, 2014.

10.2
Stock Purchase Agreement dated as of April 14, 2014 by and between FedFirst Exchange Corporation and Richard B. Boyer, incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 16, 2014.

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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDFIRST FINANCIAL CORPORATION
(Registrant)

Date:	August 13, 2014	/s/ Patrick G. O’Brien
Patrick G. O’Brien
President and Chief Executive Officer

Date:	August 13, 2014	/s/ Jamie L. Prah
Jamie L. Prah
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)